Form 10-Q
period 2022-03-31
Founder SPAC
filed 2022-05-12
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of March 31, 2022, there were 31,625,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,906,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FOUNDER SPAC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FOUNDER SPAC

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$161,924	761,605
Prepaid insurance	511,509	511,509
Total current assets	673,433	1,273,114
Long-term prepaid insurance	273,630	401,507
Investment held in Trust Account	321,077,139	321,015,932
Total Assets	$322,024,202	322,690,553

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued ordinary expenses	$—	$96,000
Due to Sponsor	102,667	102,667
Total current liabilities	102,667	198,667
Deferred underwriting fee payable	11,068,750	11,068,750
Total Liabilities	11,171,417	11,267,417

Commitments and Contingencies (Note 6)
Class A common stock; 31,625,000 shares subject to possible redemption at $10.15 per share	320,993,750	320,993,750

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Ordinary Shares - $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	—	—
Class B Ordinary Shares - $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(10,141,756)	(9,571,405)
Total Stockholders’ Deficit	(10,140,965)	(9,570,614)
Total Liabilities, Class A Ordinary Shares subject to Possible Redemption and Stockholders’ Deficit	$322,024,202	322,690,553

The accompanying notes are an integral part of the financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Operating expenses:
Formation costs and other operating expenses	$631,558
Loss from operations	$(631,558)
Other Income:
Income earned on investments in Trust Account	61,207
Net loss	(570,351)

Weighted average Class A ordinary shares outstanding, basic and diluted	31,625,000
Basic and diluted net loss per share, Class A	$(0.01)
Weighted average Class B ordinary shares outstanding, basic and diluted	7,906,250
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	7,906,250	$791	—	$(9,571,405)	$(9,570,614)
Net loss	—	—	—	(570,351)	(570,351)
Balance - March 31, 2022	7,906,250	$791	—	$(10,141,756)	$(10,140,965)

The accompanying notes are an integral part of these financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flow from Operating Activities:
Net loss	$(570,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments in Trust Account	(61,207)
Changes in operating assets and liabilities
Prepaid insurance	127,877
Accrued expenses	(96,000)
Net Cash used in Operating Activities	(599,681)

Net change in cash	(599,681)
Cash at the beginning of the period	761,605
Cash at the end of the period	161,924

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period April 26, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of March 31, 2022, the Company had $161,924 in its operating bank account and working capital of $570,766.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $ 2,603,980. As of March 31, 2022, approximately $161,924 remains available to use for general working capital purposes. Management has since reevaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

As of March 31, 2022, the Company has sufficient cash in hand and the ability to obtain a working capital loan, to meet its obligations as they become due within one year after the date that the financial statement is issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $161,924 and $761,605 of cash and no cash equivalents as of March 31, 2022, and December 31, 2021, respectively.

Cash Held in Trust Account

On March 31, 2022, and December 31, 2021, the Company has $321,077,139 and $321,015,932 in cash held in the trust account, respectively.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss)/income per share for each class of ordinary shares:

For the three months ended March 31, 2022
Class B share outstanding	7,906,250
Class A shares Issued upon IPO	31,625,000
Class A redemption amount	$320,993,750
EPS
Net loss available to shareholders	$570,351

Two Class Method
	Class A	Class B
Allocation of Net loss available to shareholders	$456,281	$114,070

Weighted Average Shares outstanding	31,625,000	7,906,250

EPS	$(0.01)	$(0.01)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On April 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of March 31, 2022, and December 31, 2021, the Company had not drawn on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors have agreed to loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, and December 31, 2021, the Company had no such related party loans outstanding.

There are expenses that are paid by the Sponsor on behalf of the Company. As of March 31, 2022, and December 31, 2021, the Sponsor spent $102,667, which are presented on the balance sheet as a Due to Sponsor.

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

At March 31, 2022, and December 31, 2021 the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Class A ordinary shares issuance costs	(18,057,563)
Add:
Remeasurement of carrying value to redemption value	22,801,313
Class A ordinary shares subject to possible redemption	$320,993,750

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. At March 31, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue up to 479,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022, and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 31,625,000 shares subject to possible redemption).

Class B ordinary shares — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2022, and December 31, 2021, there were 7,906,250 Class B ordinary shares issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on April 26, 2021, as a Cayman Islands exempted company and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering that occurred on October 19, 2021, (the “Initial Public Offering”) and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from April 26, 2021 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $570,351, which consisted of $631,558 of operating costs and $61,207 of income earned on investments in Trust Account.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $161,924 in its operating bank account and working capital of $570,766.

The Company’s liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined above (Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $ 2,603,980. As of March 31, 2022, approximately $161,924 remains available to use for general working capital purposes. Management has since reevaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, and December 31, 2021, we did not have any off-balance sheet.

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

Promissory Note—Related Party

On April 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of March 31, 2022, and December 31, 2021, the Company had not drawn on the Note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on October 15, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 14, 2021, other than those as set forth below. We may disclose further changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACS, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

The price of our ordinary shares may continue fluctuate and be volatile in the future due to a variety of factors.

The price of our ordinary shares may continue fluctuate and be volatile due to a variety of factors, including:

●	changes in the industry in which we operate;

●	developments involving our competitors;

●	changes in laws and regulations affecting our business;

●	changes in interest rates and inflation;

●	variations in our operating performance and the performance of our competitors in general;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	publication of research reports by securities analysts about us or our competitors or our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	actions by shareholders;

●	additions and departures of key personnel;

●	commencement of, or involvement in, litigation involving our company;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt, including in connection with acquisitions;

●	the volume of shares of our ordinary shares available for public sale; and general economic and political conditions, such as the effects of the ongoing COVID-19 pandemic, recessions, interest rates, inflation, local and national elections, corruption, political instability and acts of war or terrorism, including the conflict in Ukraine.

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

Founder SPAC

Date: May 11, 2022	By:	/s/ Osman Ahmed
Osman Ahmed
Chief Executive Officer

Founder SPAC

Date: May 11, 2022	By:	/s/ Manpreet Singh
Manpreet Singh
Chief Financial Officer