Form 10-Q
period 2022-06-30
Founder SPAC
filed 2022-08-12
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there were 31,625,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 7,906,250 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

FOUNDER SPAC

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1
	Condensed Statement of Operations for the three and six months ended June 30, 2022 and for the period from April 26, 2021 (inception) through June 30, 2021	2
	Condensed Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2022 and for the period from April 26, 2021 (inception) through June 30, 2021	3
	Condensed Statement of Cash Flows for the six months ended June 30, 2022 and for the period from April 26, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FOUNDER SPAC

UNAUDITED CONDENSED BALANCE SHEET

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$8,999	$761,605
Prepaid insurance	511,509	511,509
Total current assets	520,508	1,273,114
Long-term prepaid insurance	145,753	401,507
Investment held in Trust Account	321,264,378	321,015,932
Total Assets	$321,930,639	$322,690,553

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued ordinary expenses	$146,508	$96,000
Due to Sponsor	102,667	102,667
Total current liabilities	249,175	198,667
Deferred underwriting fee payable	11,068,750	11,068,750
Total Liabilities	11,317,925	11,267,417

Commitments and Contingencies (Note 6)
Class A common stock; 31,625,000 shares subject to possible redemption at $10.15 per share	320,993,750	320,993,750

Stockholders’ Deficit
Preferred Stock - $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A Ordinary Shares - $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding (excluding 31,625,000 shares subject to possible redemption)	-	-
Class B Ordinary Shares - $0.0001 par value; 20,000,000 shares authorized; 7,906,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	791	791
Additional paid-in capital	-	-
Accumulated deficit	(10,381,827)	(9,571,405)
Total Stockholders’ Deficit	(10,381,036)	(9,570,614)
Total Liabilities, Class A Ordinary Shares subject to Possible Redemption and Stockholders’ Deficit	$321,930,639	322,690,553

The accompanying notes are an integral part of the financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	For the Period from April 26, 2021 (inception) through June 30, 2021
Operating expenses:
Formation costs and other operating expenses	$427,311	$1,058,869	$8,529
Loss from operations	(427,311)	(1,058,869)	(8,529)

Other Income:
Income earned on investments in Trust Account	187,240	248,447	-
Net loss	$(240,071)	$(810,422)	$(8,529)

Weighted average Class A ordinary shares outstanding, basic and diluted	31,625,000	31,625,000	-
Basic and diluted net loss per share, Class A	$(0.01)	$(0.02)	$-
Weighted average Class B ordinary shares outstanding, basic and diluted	7,906,250	7,906,250	6,875,000
Basic and diluted net loss per share, Class B	$(0.01)	$(0.02)	$-

The accompanying notes are an integral part of these financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	7,906,250	$791	$-	$(9,571,405)	$(9,570,614)
Net loss – March 31, 2022	-	-	-	(570,351)	(570,351)
Balance – March 31, 2022	7,906,250	$791	$-	$(10,141,756)	$(10,140,965)
Net loss – June 30, 2022	-	-	-	$(240,071)	$(240,071)
Balance – June 30, 2022	7,906,250	$791	$-	$(10,381,827)	$(10,381,036)

FOR THE PERIOD FROM APRIL 26, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 26, 2021 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to sponsor	7,906,250	791	24,209	-	25,000
Net loss	-	-	-	(8,529)	(8,529)
Balance – June 30, 2021	7,906,250	$791	$24,209	$(8,529)	$16,471

The accompanying notes are an integral part of these financial statements.

FOUNDER SPAC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2022	For the Period from April 26, 2021 (inception) through June 30, 2021
Cash Flow from Operating Activities:
Net loss	$(810,422)	$(8,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments in Trust Account	(248,446)	-
Changes in operating assets and liabilities
Prepaid insurance	255,754	-
Accrued expenses	50,508	8,529
Net Cash used in Operating Activities	(752,606)	-

Net change in cash	(752,606)	-
Cash at the beginning of the period	761,605	-
Cash at the end of the period	$8,999	$-

Non-Cash Investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Offering costs included in Due to Sponsor	-	246,993
Offering costs included in accrued offering costs	-	45,000

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period April 26, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Management’s Plan

As of June 30, 2022, the Company had $8,999 in its operating bank account and working capital of $271,333.

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $ 2,603,980. As of June 30, 2022, approximately $8,999 remains available to use for general working capital purposes. Management has since reevaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

As of June 30, 2022, the Company has sufficient cash in hand and the ability to obtain a working capital loan, to meet its obligations as they become due within one year after the date that the financial statement is issued.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,999 and $761,605 of cash and no cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

Cash Held in Trust Account

On June 30, 2022, and December 31, 2021, the Company has $321,264,378 and $321,015,932 in cash held in the trust account, respectively.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss)/income per share for each class of ordinary shares:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the Period from April 26, 2021 (inception) through June 30, 2021
Class B share outstanding	7,906,250	7,906,250	7,906,250
Class A shares Issued upon IPO	31,625,000	31,625,000	-

Net loss available to shareholders	$240,071	$810,422	$8,529

Two Class Method

	For the three months ended June 30, 2022		For the six months ended June 30, 2022		For the Period from April 26, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class B
Basic and Diluted net loss per share of common stock:
Numerator:
Allocation of Net loss	$192,057	$48,014	$648,338	$162,084	$8,529
Denominator:
Weighted Average Shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250	7,906,250

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.00)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The equity-linked warrants, both Public and Private warrants, and rights are considered freestanding and outside the scope of ASC 480 as they are not mandatorily redeemable, are exchanged on a fixed 1:1 ratio and do not obligate the Company to repurchase equity shares. The Company concluded that the warrants are equity classified under ASC 815 as the warrants and rights are indexed in the Company’s Class A common stock.

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

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

Promissory Note - Related Party

On April 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, and December 31, 2021, the Company had not drawn on the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors have agreed to loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, and December 31, 2021, the Company had no such related party loans outstanding.

There are expenses that are paid by the Sponsor on behalf of the Company. As of June 30, 2022, and December 31, 2021, the Sponsor spent $102,667, which are presented on the balance sheet as a Due to Sponsor.

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

The Merger agreement contains customary representations, warranties, and covenants by the parties thereto and is subject to certain conditions as further described in the Merger Agreement. In connection with the foregoing and concurrently with the execution of the Business Combination Agreement, Rubicon Technologies and Founder SPAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors agreed to subscribe for and purchase, and Founder SPAC agreed to issue and sell to such PIPE Investors. As of the date of this subscription agreement, the authorized share capital of the Company consists of (i) 479,000,000 Class A ordinary shares, par value $0.0001 per share, (ii) 20,000,000 Class B ordinary shares, par value $0.0001 per share and (iii) 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Subscription Agreement, (A) 31,625,000 Class A ordinary shares of the Company are issued and outstanding, (B) 7,906,250 Class B ordinary shares of the Company are issued and outstanding, (C) 15,812,500 redeemable public warrants to purchase Class A ordinary shares are issued and outstanding, (D) 14,204,375 private placement warrants to purchase Class A ordinary shares of the Company are issued and outstanding and (E) no preference shares are issued and outstanding. The Founder SPAC Ordinary Shares to be issued under the Subscription Agreements are being issued in private placement transactions pursuant to an exemption from registration requirements of the Securities Act and have not been, and will not be, registered under the U.S. Securities Act of 1933, as amended. Founder SPAC will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the closing of the Business Combination.

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

Redemption of public warrants when the price per Class A ordinary shares equals or exceeds $18.00. Once the public warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and

●	if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Warrants”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

NOTE 8 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

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

At June 30, 2022, and December 31, 2021 the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$316,250,000
Less:
Class A ordinary shares issuance costs	(18,057,563)
Add:
Remeasurement of carrying value to redemption value	22,801,313
Class A ordinary shares subject to possible redemption	$320,993,750

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock - The Company is authorized to issue 1,000,000 shares of $0.0001 par value preference shares. At June 30, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue up to 479,000,000 shares of Class A, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022, and December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding (excluding 31,625,000 shares subject to possible redemption).

Class B ordinary shares - The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2022, and December 31, 2021, there were 7,906,250 Class B ordinary shares issued and outstanding.

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

On August 2, 2022, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders approved the proposals (collectively, the “Proposals”) including a proposal to approve by ordinary resolution the business combination between Founder and Rubicon (the “Business Combination” and such proposal, the “Business Combination Proposal”).

On August 4, 2022, Founder SPAC (the “FOUN”) and ACM ARRT F LLC, a Delaware limited liability company (“Seller”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase (a) Class A ordinary shares, par value $0.0001 per share, of FOUN (the “Shares”) after the date of the Forward Purchase Agreement from holders of Shares (other than FOUN or affiliates of FOUN) who have elected to redeem Shares (such purchased Shares, the “Recycled Shares”) pursuant to the redemption rights set forth in FOUN’s amended and restated memorandum and articles of association (the “Governing Documents”) in connection with the Business Combination (such holders, “Redeeming Holders”) and (b) Shares in an issuance from FOUN at a price per Share equal to the Per-Share Redemption Price (as set forth in Section 1.1 of the Governing Documents) (such Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). In addition, Seller has agreed to purchase 1,000,000 Shares from Redeeming Holders (the “Separate Shares”). The aggregate total Subject Shares will be 15,000,000 (the “Maximum Number of Shares”). Seller also may not beneficially own greater than 9.9% of the Shares on a post-combination pro forma basis. Seller has agreed to waive any redemption rights with respect to any Subject Shares and Separate Shares in connection with the Business Combination. Such waiver may reduce the number of Shares redeemed in connection with the Business Combination, which reduction could alter the perception of the potential strength of the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from April 26, 2021 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and after our Initial Public Offering, identifying target companies for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $240,071, which consisted of $427,311 of operating costs and $187,240 of income earned on investments in Trust Account. For the six months ended June 30, 2022, we had a net loss of $810,422, which consisted of $1,058,869 of operating costs and $248,447 of income earned on investments in Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $8,999 in its operating bank account and working capital of $271,333.

The Company’s liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 (Note 5) for the Founder Shares to cover certain offering costs. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined above (Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes totaling $ 2,603,980. As of June 30, 2022, approximately $8,999 remains available to use for general working capital purposes. Management has since reevaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, and December 31, 2021, we did not have any off-balance sheet.

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

Promissory Note-Related Party

On April 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of June 30, 2022, and December 31, 2021, the Company had not drawn on the Note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, as supplemented by our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the SEC on May 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Founder SPAC

Date: August 11, 2022	By:	/s/ Osman Ahmed
Osman Ahmed
Chief Executive Officer

Founder SPAC

Date: August 11, 2022	By:	/s/ Manpreet Singh
Manpreet Singh
Chief Financial Officer