Form 10-Q
period 2022-09-30
Rubicon Technologies, Inc.
filed 2022-11-21
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3703651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 West Main Street Suite #610
Lexington, Kentucky	40507
(Address of Principal Executive Offices,	(Zip Code)

(844) 479-1507

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RBT WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 18, 2022, 49,714,239 shares of Class A Common Stock, par value $0.0001 per share, and, 114,886,453 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,464	$10,617
Accounts receivable, net	58,662	42,660
Contract assets	62,805	56,984
Prepaid expenses	11,755	6,227
Other current assets	1,835	1,769
Total Current Assets	139,521	118,257

Property and equipment, net	2,741	2,611
Operating right-of-use assets	3,119	3,920
Other noncurrent assets	2,661	4,558
Goodwill	32,132	32,132
Intangible assets, net	11,685	14,163
Total Assets	$191,859	$175,641

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY / MEMBERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$58,498	$47,531
Line of credit	30,095	29,916
Accrued expenses	162,428	65,538
Deferred compensation expense	1,250	8,321
Contract liabilities	4,461	4,603
Operating lease liabilities, current	1,832	1,675
Warrant liabilities	100	1,380
Current portion of long-term debt, net of debt issuance costs	-	22,666
Total Current Liabilities	258,664	181,630

Long-Term Liabilities:
Deferred income taxes	219	178
Operating lease liabilities, noncurrent	2,340	3,770
Long-term debt, net of debt issuance costs	69,543	51,000
Forward purchase option derivative	8,205	-
Earn-out liabilities	7,000	-
Other long-term liabilities	517	367
Total Long-Term Liabilities	87,824	55,315
Total Liabilities	346,488	236,945

Commitments and Contingencies (Note 16)

Stockholders’ (Deficit) Equity/Members’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 49,714,239 shares issued and outstanding as of September 30, 2022	5	-
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 115,463,646 shares issued and outstanding as of September 30, 2022	12	-
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of September 30, 2022	-	-
Additional paid-in capital	11,805	-
Members’ deficit	-	(61,304)
Accumulated deficit	(327,216)	-
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(315,394)	-
Noncontrolling interests	160,765	-
Total Stockholders’ Deficit /Members’ Deficit	(154,629)	(61,304)
Total Liabilities and Stockholders’ (Deficit) Equity/ Members’ (Deficit) Equity	$191,859	$175,641

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Service	$162,789	$127,256	$437,755	$365,511
Recyclable commodity	22,194	21,952	71,640	54,251
Total revenue	184,983	149,208	509,395	419,762
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	157,504	122,771	423,382	351,287
Recyclable commodity	20,234	20,340	65,856	51,098
Total cost of revenue (exclusive of amortization and depreciation)	177,738	143,111	489,238	402,385
Sales and marketing	4,840	3,808	13,336	10,604
Product development	9,803	4,827	28,336	13,350
General and administrative	186,640	11,561	212,520	34,968
Amortization and depreciation	1,439	1,344	4,331	4,958
Total Costs and Expenses	380,460	164,651	747,761	466,265
Loss from Operations	(195,477)	(15,443)	(238,366)	(46,503)

Other Income (Expense):
Interest earned	1	-	1	2
Gain on forgiveness of debt	-	-	-	10,900
Gain (loss) on change in fair value of warrant liabilities	74	-	(436)	-
Gain on change in fair value of earn-out liabilities	67,100	-	67,100	-
Loss on change in fair value of forward purchase option derivative	(76,919)	-	(76,919)	-
Excess fair value over the consideration received for SAFE	-	-	(800)	-
Other income (expense)	(1,307)	(326)	(1,994)	(730)
Interest expense	(4,578)	(2,611)	(12,264)	(7,461)
Total Other Income (Expense)	(15,629)	(2,937)	(25,312)	2,711
Loss Before Income Taxes	(211,106)	(18,380)	(263,678)	(43,792)

Income tax expense (benefit)	19	(252)	60	(961)
Net Loss	(211,125)	(18,128)	(263,738)	(42,831)
Net loss attributable to Holdings LLC unitholders prior to the Mergers	(176,384)	(18,128)	(228,997)	(42,831)
Net loss attributable to noncontrolling interests	(16,933)	-	(16,933)	-
Net Loss Attributable to Class A Common Stockholders	$(17,808)	$-	$(17,808)	$-

Loss per share - for the period from August 15, 2022 through September 30, 2022:
Net loss per Class A Common share – basic and diluted	$(0.37)
Weighted average shares outstanding, basic and diluted	48,670,776

As a result of the Mergers, the capital structure has changed and loss per share information is only presented for the period after the Closing Date of the Mergers. See Notes 3 and 14.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except shares, units, per share, and per unit data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, January 1, 2022	33,509,272	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Compensation costs related to incentive units	-	184	-	-	-	-	-	-	-	-	-	184

Net loss	-	(52,613)	-	-	-	-	-	-	-	-	-	(52,613)

Balance, June 30, 2022	33,509,272	(113,733)	-	-	-	-	-	-	-	-	-	(113,733)

Activities prior to the Mergers:

Compensation costs related to incentive units	-	46	-	-	-	-	-	-	-	-	-	46

Net loss	-	(176,384)	-	-	-	-	-	-	-	-	-	(176,384)

Effects of the Mergers:

Proceeds, net of redemptions	-	-	-	-	-	-	-	-	196,775	-	-	196,775

Transaction costs related to the Mergers	-	(36,075)	-	-	-	-	-	-	(31,249)	-	-	(67,324)

Accelerated vesting and conversion of incentive units	3,070,151	77,403	-	-	-	-	-	-	-	-	-	77,403

Exchange of liability classified warrants	62,003	1,717	-	-	-	-	-	-	-	-	-	1,717

Reclassification of SAFE	-	-	-	-	-	-	-	-	8,800	-	-	8,800

Phantom units rollover	-	-	-			-	-	-	15,104	-	-	15,104

Reverse recapitalization	(36,641,426)	247,026	-	-	-	-	-	-	(189,430)	(57,596)	-	-

Issuance of common stock upon the Mergers - Class A and Class V	-	-	46,300,005	5	118,677,880	12	-	-	-	(14)	-	3

Establishment of earn-out liabilities	-	-	-	-	-	-	-	-	-	(74,100)	-	(74,100)

Establishment of noncontrolling liability	-	-	-	-	-	-	-	-	-	(177,698)	177,698	-

Activities subsequent to the Mergers

Equity-based compensation	-	-	-	-	-	-	-	-	10,913	-	-	10,913

Issuance of common stock in connection with SEPA – Class A	-	-	200,000	0	-	-	-	-	892	-	-	892

Exchange of Class V Common Stock to Class A Common Stock	-	-	3,214,234	0	(3,214,234)	(0)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(17,808)	(16,933)	(34,741)

Balance, September 30, 2022	-	$-	49,714,239	$5	115,463,646	$12	-	$-	$11,805	$(327,216)	$160,765	$(154,629)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, January 1, 2021	32,426,264	$(21,186)	-	$-	-	$-	-	$-	$-	$-	$-	$(21,186)

Compensation costs related to incentive units	-	364	-	-	-	-	-	-	-	-	-	364

Warrants exercised	1,016,540	30,496	-	-	-	-	-	-	-	-	-	30,496

Net loss	-	(24,703)	-	-	-	-	-	-	-	-	-	(24,703)

Balance, June 30, 2021	33,442,804	(15,029)	-	-	-	-	-	-	-	-	-	(15,029)

Compensation costs related to incentive units	-	122	-	-	-	-	-	-	-	-	-	122

Warrants exercised	66,468	1,994	-	-	-	-	-	-	-	-	-	1,994

Net loss	-	(18,128)	-	-	-	-	-	-	-	-	-	(18,128)

Balance, September 30, 2021	33,509,272	$(31,041)	-	$-	-	$-	-	$-	$-	$-	$-	$(31,041)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(263,738)	$(42,831)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss (Gain) on disposal of property and equipment	23	(30)
Amortization and depreciation	4,026	4,958
Amortization of debt issuance costs	2,378	1,018
Bad debt reserve	(2,366)	3,143
Loss on change in fair value of warrant liabilities	436	-
Loss on change in fair value of forward purchase option derivative	76,919	-
Gain on change in fair value of earn-out liabilities	(67,100)	-
Excess fair value over the consideration received for SAFE	800	-
SEPA commitment fee settled in Class A Common Stock	892	-
Equity-based compensation	88,546	486
Phantom unit expense	6,783	2,907
Deferred compensation expense	1,250	-
Gain on forgiveness of debt	-	(10,900)
Deferred income taxes	41	(1,006)
Change in operating assets and liabilities:
Accounts receivable	(13,636)	(5,774)
Contract assets	(5,821)	(11,819)
Prepaid expenses	(5,528)	(1,842)
Other current assets	(131)	(328)
Operating right-of-use assets	801	633
Other noncurrent assets	355	(67)
Accounts payable	10,967	11,773
Accrued expenses	52,450	5,816
Contract liabilities	(142)	(399)
Operating lease liabilities	(1,273)	(996)
Other liabilities	150	148
Net cash flows from operating activities	(112,918)	(45,110)

Cash flows from investing activities:
Property and equipment purchases	(1,150)	(1,294)
Forward purchase option derivative purchase	(68,715)	-
Intangible asset purchases	-	(50)
Net cash flows from investing activities	(69,865)	(1,344)

Cash flows from financing activities:
Net borrowings(payments) on line of credit	179	(4,373)
Proceeds from long-term debt	-	22,254
Repayments of long-term debt	(4,500)	(1,500)
Financing costs paid	(2,000)	(800)
Warrants exercised	-	32,490
Proceeds from SAFE	8,000	-
Proceeds from the Mergers	196,778	-
Equity issuance costs	(21,827)	-
Net cash flows from financing activities	176,630	48,071

Net change in cash and cash equivalents	(6,153)	1,617
Cash, beginning of period	10,617	6,021
Cash, end of period	$4,464	$7,638

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,023	$6,119

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liability for Class A and Class V Common Stock	$1,716	$-
Conversion of SAFE for Class V Common Stock	$8,000	$-
Establishment of earn-out liabilities	$74,100	$-
Equity issuance costs accrued but not paid	$44,235	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of operations and summary of significant accounting policies

Description of Business – Rubicon Technologies, Inc. is a digital marketplace for waste and recycling services and provides cloud-based waste and recycling solutions to businesses and governments. Rubicon’s sustainable waste and recycling solutions provide comprehensive management of customers’ waste streams through a platform that powers a modern, digital experience and delivers data-driven insights and transparency for the customers and hauling and recycling partners.

Rubicon provides consultation and management services to customers for waste removal, waste management, logistics, and recycling solutions. Consultation and management services include planning, consolidation of billing and administration, cost savings analyses, and vendor performance monitoring and management. The combination of Rubicon’s technology and services provides a holistic audit of customer waste streams. Rubicon also provides logistics services and markets and resells recyclable commodities.

Rubicon Technologies, Inc. and all subsidiaries are hereafter referred to as “Rubicon” or the “Company.”

Mergers – Rubicon Technologies, Inc. was initially incorporated in the Cayman Islands on April 26, 2021 as a special purposes acquisition company under the name “Founder SPAC” (“Founder”). Founder was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On August 15, 2022 (the “Closing Date”), Founder consummated the mergers described below (collectively the “Mergers”), pursuant to that certain Agreement and Plan of Merger, dated December 15, 2021 (the “Merger Agreement”), by and among Founder, Ravenclaw Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Founder (“Merger Sub”), Ravenclaw Merger Sub Corporation 1, a Delaware corporation and wholly owned subsidiary of Founder (“Merger Sub Inc. 1”), Ravenclaw Merger Sub Corporation 2, a Delaware corporation and wholly owned subsidiary of Founder (“Merger Sub Inc. 2”), Ravenclaw Merger Sub Corporation 3, a Delaware corporation and wholly owned subsidiary of Founder (“Merger Sub Inc. 3” and, together with Merger Sub Inc. 1 and Merger Sub Inc. 2, each a “Blocker Merger Sub”), Boom Clover Business Limited, a British Virgin Islands corporation (“Blocker Company 1”), NZSF Frontier Investments Inc., a Delaware corporation (“Blocker Company 2”), PLC Blocker A LLC, a Delaware limited liability company (“Blocker Company 3” and, together with Blocker Company 1 and Blocker Company 2, each a “Blocker Company” and collectively, the “Blocker Companies”), and Rubicon Technologies, LLC, a Delaware limited liability company (“Holdings LLC”). On the Closing Date, and in connection with the closing of the Mergers (the “Closing”), pursuant to the Merger Agreement, (a) Founder was domesticated and continues as a Delaware corporation, changing its name to Rubicon Technologies, Inc., (b) Merger Sub merged with and into Holdings LLC (the “Merger”), with Holdings LLC surviving the Merger as a wholly owned subsidiary of Rubicon, and (c) in a series of sequential two-step mergers (i) each Blocker Merger Sub merged with and into its corresponding Blocker Company, with each Blocker Company surviving as a wholly owned subsidiary of Rubicon, following which (ii) each surviving Blocker Company merged with and into Rubicon, with Rubicon surviving the merger (collectively the “Blocker Mergers”).

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC and continue to operate through Rubicon Technologies Holdings, LLC and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, these condensed consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded.

See Note 3 for further information regarding the Mergers.

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s condensed consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2022. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended December 31, 2021 included in the Company’s Registration Statement on Form S-1 filed with the SEC on August 22, 2022.

Segments – The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM role is fulfilled by the Executive Leadership Team (“ELT”), who allocates resources and assesses performance based upon consolidated financial information.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of any contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Emerging Growth Company – The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, will be required to adopt the new or revised standard at the time the new or revised standard becomes applicable to private companies. The effective dates shown in Note 2 below reflect the election to use the extended transition period.

Revenue Recognition – The Company recognizes service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by the Company’s services. The Company recognizes recyclable commodity revenue at the point in time when the ownership, risks, and rewards transfer. The Company derives its revenue from waste removal, waste management and consultation services, software subscriptions, and the purchase and sale of recyclable commodities.

Service Revenue:

Service revenues are primarily derived from long-term contracts with waste generator customers including multiple promises delivered through the Company’s digital marketplace platform. The promises include waste removal, consultation services, billing administration and consolidation, cost savings analyses, and vendor procurement and performance management, each of which constitutes an input to the combined service managed through the digital platform. The digital platform and services are highly interdependent, and accordingly, each contractual promise is not considered a distinct performance obligation in the context of the contract and is combined into a single performance obligation. In general, fees are invoiced, and revenue is recognized over time as control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service. The Company invoices for certain services prior to performance. These advance invoices are included in contract liabilities and recognized as revenue in the period service is provided.

Service revenues also include software-as-a-service subscription, maintenance, equipment and other professional services, which represent separate performance obligations. Once the performance obligations and the transaction price are determined, including an estimate of any variable consideration, the Company then allocates the transaction price to each performance obligation in the contract using a relative standalone selling price method. The Company determines standalone selling price based on the price at which the good or service is sold separately.

Recyclable Commodity Revenue:

The Company recognizes recyclable commodity revenue through the purchase and sale of old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets, and other recyclable materials at market prices. The Company purchases recyclable commodities from certain waste generator customers and sells the recyclable materials to recycling and processing facilities. Revenue recognized under these agreements is variable in nature based on the market, type and volume or weight of the materials sold. The amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception. Fees are billed, and revenue is recognized at a point in time when control is transferred to the recycling and processing facilities.

Management reviews contracts and agreements the Company has with its waste generator customers and hauling and recycling partners, and performs an evaluation to consider the most appropriate manner in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10, Revenue Recognition: Principal Agent Considerations, by which revenue is presented within the condensed consolidated statements of operations.

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether the Company controls the service provided to the end-user and are the principal in the transaction (gross), or the Company arranges for other parties to provide the service to the end-user and are the agent in the transaction (net). Management has concluded that the Company is the principal in most arrangements as it controls the waste removal service and is the primary obligor in the transactions.

Cost of Revenue, exclusive of amortization and depreciation – Cost of service revenues primarily consists of expenses related to delivering the Company’s service and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs such as salaries and benefits.

Cost of recyclable commodity revenues primarily consists of expenses related to purchase of OCC, ONP, aluminum, glass, pallets and other recyclable materials, and any associated transportation fees.

The Company recognizes the cost of revenue exclusive of any amortization or depreciation expenses, which are recognized in operating expense on the condensed consolidated statements of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses in such accounts and does not believe it is exposed to any significant credit risk.

Accounts Receivable – Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable are stated at the amount the Company expects to collect. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Contract Balances – In cases where our customers pay for services in arrears, the Company accrues for revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of September 30, 2022 and December 31, 2021, the Company had unbilled receivables of $62.8 million and $57.0 million, respectively. These unbilled balances were the result of services provided in period, but not yet billed to the customer. During the nine months ended September 30, 2022, the Company invoiced its customers $50.0 million pertaining to contract assets for services delivered prior to December 31, 2021.

Contract liabilities (deferred revenue) consists of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance on a monthly basis. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue balances of $4.5 million and $4.6 million, respectively. During the nine months ended September 30, 2022, the Company recognized $4.1 million of revenue that was included in the contract liabilities balance as of December 31, 2021.

Accrued Hauler Expenses – The Company recognizes hauler costs and the cost of recyclable products when services are performed. Accounting for accrued hauler costs and the cost of recyclable products requires estimates and assumptions regarding the quantity of waste collected by their vendors. The Company estimates quantities using historical transaction and market data based on the waste stream composition, equipment type, and equipment size. Accrued hauler expenses are presented within accrued expenses on the condensed consolidated balance sheets.

Fair Value Measurements – U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. See Note 15.

Offering Costs – Offering costs, consisting of legal, accounting, printer and filing fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of September 30, 2022 and December 31, 2021 were $-0- and $1.1 million, respectively, and included in other noncurrent assets on the condensed consolidated balance sheets. The total amount of the offering costs recognized as offset against additional paid-in capital on the accompanying condensed consolidated balance sheet as of September 30, 2022 was $67.3 million, $23.1 million of which has been paid while remaining $44.2 million is included in accrued expenses as of September 30, 2022.

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the condensed consolidated statements of operations.

Warrants – The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded in liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized in other income (expense) on the consolidated statement of operations.

As of September 30, 2022, the Company has both liability-classified and equity-classified warrants outstanding. See Note 9 for further information.

Earn-out Liabilities – Pursuant to the Merger Agreement, (i) Blocked Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 1,488,519 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 8,900,840 Class B Units (as defined in Note 3) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five (5) year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”).

(1)	50% of the Earn-Out Interests if the volume weighted average price (the “VWAP”) of the Class A Common Stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of thirty (30) consecutive trading days during the Earn-Out Period; and

(2)	50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of any thirty (30) consecutive trading days during the Earn-Out Period.

Earn-Out Interests are classified as liability transactions at initial issuance which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized in other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn-Out Interests had a fair value of $74.1 million. As of September 30, 2022, the Earn-out Interests had a fair value of $7.0 million, with the changes in the fair value between the Closing Date and September 30, 2022 of $67.1 million recognized as a gain in fair value of earn-out liabilities under other income (expense) within accompanying condensed consolidated statements of operations.

Noncontrolling Interest – Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.

Upon completion of the Mergers, Rubicon Technologies, Inc. issued an aggregate 118,667,880 shares of Class V Common Stock, each of which is exchangeable into an equal number of Class A Common Stock. Shares of Class V Common Stock are non-economic voting shares in Rubicon Technologies, Inc. where shares of Class V Common Stock each have one vote per share.

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 70.5% of Holdings LLC’s net loss during the period of August 15, 2022, the Closing Date, through September 30, 2022 was allocated to noncontrolling interests (“NCI”).

Income Taxes – Rubicon Technologies, Inc. is a corporation and is subject to U.S. federal as well as state income tax including the income or loss allocated from its investment in Rubicon Technologies Holdings, LLC. Rubicon Technologies Holdings, LLC is taxed as a partnership for which the taxable income or loss is allocated to its members. Certain of the Rubicon Technologies Holdings, LLC operating subsidiaries are considered taxable Corporations for U.S. income tax purposes. Prior to the Mergers, Holdings LLC was not subject to U.S. Federal and certain state income taxes at the entity level.

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes.

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense (benefit) was $-0- million and $(0.3) million for the three months ended September 30, 2022 and 2021, respectively, with an effective tax rate of (0.0)% and 1.4%, respectively. The Company’s income tax expense (benefit) was $0.1 million and $(1.0) million for the nine months ended September 30, 2022 and 2021, respectively, with an effective tax rate of (0.0)% and 2.2%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates because of differences in the deductibility of certain book and tax expenses. Significant book to tax temporary differences that result in taxable income to the Company for the nine months ended September 30, 2022 include accounts receivable allowances not deductible for tax purposes and variations between both amortization and depreciation methods.

During the nine months ended September 30, 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. As a result, the Company is in a net deferred tax liability position of $0.2 million as of September 30, 2022.

Tax Receivable Agreement Obligation – The Company and Holdings LLC entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with Rubicon Continuing Unitholders (as defined in Note 3) and Blocked Unitholders (as defined in Note 3) (together, the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to the TRA Holders 85% of certain of the Company’s realized (or in certain cases deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. The actual tax benefit, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of the Company’s Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the TRA; and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

The Company accounts for the effects of these increases in tax basis and associated payments under the TRAs if and when exchanges occur as follows:

a.	recognizes a contingent liability for the TRA obligation when it is deemed probable and estimable, with a corresponding adjustment to additional paid-in-capital, based on the estimate of the aggregate amount that the Company will pay;

b.	records an increase in deferred tax assets for the estimated income tax effects of the increases in tax basis based on enacted federal and state tax rates at the date of the exchange;

c.	to the extent the Company estimates that the full benefit represented by the deferred tax asset will not be fully realized based on an analysis that will consider, among other things, the expectation of future earnings, the Company reduces the deferred tax asset with a valuation allowance; and

d.	the effects of changes in any of the estimates and subsequent changes in the enacted tax rates after the initial recognition will be included in the Company’s net loss.

As of September 30, 2022, no TRA liability was recorded based on current projections of the Company’s future taxable income taking into consideration the Company’s full valuation allowance against its deferred tax asset.

Earnings (Loss) Per Share (“EPS”) – Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 14 for additional information on dilutive securities.

Prior to the Mergers, the membership structure of Holdings LLC included units which had liquidation preferences. The Company analyzed the calculation of loss per unit for periods prior to the Mergers and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Mergers on August 15, 2022.

Derivative Financial Instruments – From time to time, the Company utilizes instruments which may contain embedded derivative instruments as part of our overall strategy. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

Stock-Based Compensation – The Company measures fair value of employee stock-based compensation awards on the date of grant and allocates the related expense over the requisite service period. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of the Company’s Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of the Company’s Class A Common Stock on the date of grant and remeasured to the market price of the Company’s Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statement of operations.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Note 2—Recent accounting pronouncements

Accounting pronouncements adopted during 2022

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and contracts in an Entity’s Own Equity, which reduced the number of models used to account for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that would have been previously been accounted for as derivatives and modifies the diluted per share calculations for convertible instruments. The Company adopted this ASU as of January 1, 2022 using the modified retrospective method. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements issued, but not adopted as of September 30, 2022

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. ASU 2016-13 is effective for the Company at the beginning of 2023, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 will be effective for the Company at the beginning of 2024 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this ASU will have on the Company’s consolidated financial statements.

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “Warrants”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding as of immediately prior to the Merger were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted at the time of the Merger. Following the Blocker Mergers, (a) holders of Rubicon Interests immediately before the Closing, other than the Blocker Companies (the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) Blocked Unitholders were issued shares of Class A Common Stock (as a result of the Blocker Mergers), and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock on February 11, 2023, the date that is 180 days following the Closing. $47.6 million of compensation expenses related to the Rubicon Management Rollover Holders’ RSUs and DSUs have been recognized in accrued expenses on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2022. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 12,100,000 shares of Class A Common Stock at a price of $10.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 7,082,616 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. See Note 11 for further information.

-	The Company (a) caused to be issued to certain investors 880,000 Class B Units pursuant to the Merger Agreement, (b) issued 160,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 160,000 Founder Class B Shares. See Note 10 for further information.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 19,846,916 shares of Class A Common Stock and 118,677,880 shares of Class B Common Stock, representing 83.5% of voting power in the Company at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (b) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (c) $121.0 million in aggregate proceeds received from the PIPE Investors, less (d) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (e) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers, $23.1 million of which was paid as of September 30, 2022 and the remaining amount was recognized in accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2022. The Company has the option to settle a majority of the transaction costs that were unpaid and accrued as of September 30, 2022 in cash or Class A Common Stock at the Company’s discretion. The transaction costs have been offset against additional paid-in capital in the accompanying condensed consolidated statements of stockholders’ equity (deficit) and noncontrolling interest.

Note 4—Property and equipment

Property and equipment, net is comprised of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Computers, equipment and software	$3,668	$2,968
Customer equipment	1,380	1,122
Furniture and fixtures	1,699	1,570
Leasehold improvements	3,771	3,769
Total property and equipment	10,518	9,429
Less accumulated depreciation and amortization	(7,777)	(6,818)
Total property and equipment, net	$2,741	$2,611

Depreciation and amortization expense reflected in operating expense for the three months ended September 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $1.0 million and $1.2 million, respectively.

Note 5—Debt

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility was subsequently amended, and bore SOFR plus 4.6% (7.6% at September 30, 2022) with the maturity date of December 14, 2022. On November 18, 2022, the Company entered into an amendment to the Revolving Credit Facility, extending the maturity date to December 14, 2023 and modifying the interest rate the Revolving Credit Facility bears to SOFR plus 5.6% (see Note 20). The borrowing capacity of the Revolving Credit Facility is calculated based on qualified billed and unbilled receivables. Interest and fees are payable monthly with principal due upon maturity.

The Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause, necessitates the Revolving Credit Facility be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control. As of September 30, 2022, the Company’s total outstanding borrowings under the Revolving Credit Facility were $30.1 million and $21.2 million remained available to draw. As of December 31, 2021, the Company’s total outstanding borrowings under the Revolving Credit Facility were $29.9 million and $23.0 million remained available to draw. The Revolving Credit Facility is subject to certain financial covenants. As of September 30, 2022, the Company was in compliance with these financial covenants.

Term Loan Facilities – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan agreement was subsequently amended, and currently has the principal amount of $60.0 million, bears an interest rate of LIBOR plus 9.5% (13.1% at September 30, 2022) with the maturity date of the earlier of March 29, 2024 or the maturity date of the Revolving Credit Facility. The Term Loan was amended on November 18, 2022 to, among other things, require the Company to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full. (see Note 20).

The Term Loan also includes a qualified equity contributions requirement, requiring the Company to raise $50.0 million in equity contribution on or prior to February 28, 2022. The lender had previously waived the requirement through June 30, 2022, but the Company did not meet the minimum equity raise requirement of $50.0 million by June 30, 2022, allowing the lender to reduce the Term Loan collateral by $20.0 million and requiring the use of available funds under the Revolving Credit Facility as additional Term Loan collateral. As a result of the $20.0 million reduction in the Term Loan collateral, the availability under the Revolving Credit Facility was reduced by approximately $8.7 million as of September 30, 2022.

Pursuant to the amended Term Loan agreement, on October 15, 2021, the Company entered into warrant agreements and issued common unit purchase warrants (the “Term Loan Warrants”). The Term Loan Warrants were converted into Class A Common Stock and Class B Units upon the consummation of the Mergers.

On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was scheduled to mature on December 22, 2022 and bears an interest rate of 15.0%. On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan agreement, extending its maturity date to December 31, 2023 (see Note 20). Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). If the Company does not repay the Subordinated Term Loan on or before its maturity, the Subordinated Term Loan Warrants will be exercisable for additional Class A Common Stock until the Company fully pays the principal and interest in cash.

See Note 9 for further information regarding the Term Loan Warrants and the Subordinated Term Loan Warrants. See Note 20 for further information regarding the amended agreements entered into for the Revolving Credit Facility, Term Loan, and Subordinated Term Loan on November 18, 2022.

Amortization of deferred debt charges were $0.8 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Amortization of deferred debt charges were $2.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Components of long-term debt were as follows (in thousands):

	September 30, 2022	December 31, 2021
Term loan balance	$72,500	$77,000
Less unamortized loan origination costs	(2,957)	(3,334)
Total borrowed	69,543	76,666
Less short-term loan balance	-	(22,666)
Long-term loan balance	$69,543	$51,000

At September 30,2022, the aggregate maturities of long-term debt for the remainder of 2022 and subsequent years are as follows (in thousands):

Fiscal Years Ending December 31,
2022	$1,500
2023	71,000
Total	$72,500

PPP Loans – In 2020, the Company received loans under the Paycheck Protection Program (“PPP”) for an amount totaling $10.8 million, which was established under the Coronavirus Aid, Relief, and Economic Security Act approved by the U.S. Congress on March 27, 2020 (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The PPP Loans had a maturity date of 2 years from the initial disbursement and carried an interest rate of 1% per year. The application for the PPP Loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further required the Company to consider current business activity and ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that was not significantly detrimental to the business. The receipt of the funds from the PPP Loans and the forgiveness of the PPP Loans were dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans.

The PPP Loans were eligible for forgiveness as part of the CARES Act, if certain requirements were met. The Company applied for forgiveness with the SBA in December 2020. On March 30, 2021, the SBA forgave the principal balance and associated accumulated interest of one of the two PPP Loans in full. On June 10, 2021, the SBA forgave the principal balance and associated accumulated interest of the second PPP Loans in full. As a result, the Company recognized $10.9 million to gain on forgiveness of debt in the condensed consolidated statements of operations in the nine months ended September 30, 2021. Presently, the SBA and other government communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the PPP Loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would be required to repay some or all of the PPP Loan and record additional expense which could have a material adverse effect on the Company’s business, financial condition and results of operations in a future period.

The Company elected to repay $2.3 million of the PPP Loans during 2020, which the SBA paid back to the Company upon forgiveness of the PPP loan on June 10, 2021. The PPP Loan balances were $-0- as of September 30, 2022 and December 31, 2021.

Interest expense related to the Revolving Credit Facility, the Term Loan, the Subordinated Term Loan, and PPP Loan, as applicable, was $4.6 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively. Interest expense for the applicable borrowings was $12.3 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accrued hauler expenses	$55,773	$49,607
Accrued compensation	57,632	9,656
Accrued income taxes	-	3
Accrued Mergers transaction expenses	44,235	-
Other accrued expenses	4,788	6,272
Total accrued expenses	$162,428	$65,538

Note 7—Goodwill and other intangibles

There were no additions to goodwill for the year ended December 31, 2021 or the nine months ended September 30, 2022. No impairment of goodwill was identified for the year ended December 31, 2021 or the nine months ended September 30, 2022.

Intangible assets consisted of the following (in thousands, except years):

	September 30, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(11,502)	9,474
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,802)	1,376
Total finite-lived intangible assets		25,432	(14,582)	10,850
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(14,582)	$11,685

	December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(9,582)	11,394
Non-competition agreements	3 to 4	550	(487)	63
Technology	3	3,178	(1,307)	1,871
Total finite-lived intangible assets		25,432	(12,104)	13,328
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(12,104)	$14,163

Amortization expense for intangible assets was $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $2.5 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. Future amortization expense for the remainder of fiscal year 2022 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2022	$804
2023	3,220
2024	3,110
2025	2,559
2026	1,157
Total finite-lived intangible assets, net	$10,850

Note 8—Stockholders’ (deficit) equity

Upon closing of the Mergers on August 15, 2022, as discussed in Note 3, the Company’s capital stock consisted of (i) shares of Class A Common Stock issued as a result of the automatic conversion of Founder Class A Shares on a one-for-one basis, (ii) shares of Class A Common Stock issued to the PIPE Investors, (iii) shares of Class A Common Stock issued to the Blocked Unitholders and (iv) shares of Class V Common Stock issued to the Rubicon Continuing Unitholders.

The table set forth below reflects information about the Company’s equity, as of September 30, 2022. The Earn-Out Interests are considered contingently issuable shares and therefore excluded from the number of shares of Class A Common Stock and Class V Common Stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	49,714,239	49,714,239
Class V Common Stock	275,000,000	115,463,646	115,463,646
Preferred Stock	10,000,000	-	-
Total shares as of September 30, 2022	975,000,000	165,177,885	165,177,885

Each share of Class A Common Stock and Class V Common Stock entitles the holder one vote per share. Only holders of Class A Common Stock have the right to receive dividend distributions. In the event of liquidation, dissolution or winding up of the affairs of the Company, only holders of Class A Common Stock have the right to receive liquidation proceeds, while the holders of Class V Common Stock are entitled to only the par value of their shares. The holders of Class V Common Stock have the right to exchange Class V Common Stock for an equal number of shares of Class A Common Stock. The Company’s board of directors has discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Note 9—Warrants

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 30,016,875 outstanding Warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $11.50 per share. Of these Warrants, the 15,812,500 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 14,204,375 Private Warrants were originally issued in a private placement in connection with the IPO. The Private Warrants are identical to the Public Warrants, except the Private Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable on September 14, 2022, 30 days after the Closing and no Warrant has been exercised through September 30, 2022. The Warrants will expire five years from the Closing or earlier upon redemption.

The Company may redeem the Public Warrants and any Private Warrants no longer held by the initial purchaser thereof or its permitted transferee:

-	in whole and not in part;

-	at a price of $0.01 per Warrant;

-	upon not less than 30 days’ prior written notice to each Warrant holder and

-	if and only if, the last reported price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

The Company determined the initial fair value of its Public Warrants based on the publicly listed trading price as of the valuation date. Accordingly, the Public Warrants are classified as Level 1 financial instruments. As the terms of the Private Warrants are identical to those of the Public Warrants except as otherwise stated above, the Company determined the initial fair value of its Private Warrants based on the publicly listed trading price of the Public Warrants as of the valuation date and have classified the Private Warrants as Level 2 financial instruments.

Warrant Liabilities – Pursuant to the amended Term Loan agreement entered on October 15, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Term Loan Warrants, which granted the lender the right to purchase up to 62,003 of Holdings LLC’s common units at the exercise price of $0.01 any time prior to the earlier of the tenth anniversary of the issuance date of October 15, 2021, or certain triggering events, including a sale of Holdings LLC, Holding LLC’s initial public offering and a merger between Holdings LLC and a special purpose acquisition company (“SPAC”), where the warrants are fully redeemed or exchanged. The Company determined that the Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the Term Loan Warrants as of the Closing Date and December 31, 2021, and recognized $1.8 million and $1.3 million of warrant liabilities in the Company’s consolidated balance sheets as of such dates, respectively, with the difference of $0.5 million recorded as other expense on the condensed consolidated statement of operations for the nine months ended September 30, 2022. The impact to the condensed consolidated statements of operations from the changes in the fair value of the Term Loan Warrants was insignificant for the three months ended September 30, 2022. The Term Loan Warrants were converted into Class A Common Stock and Class B Units and reclassified from liability to the stockholders’ deficit upon the consummation of the Mergers.

Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company does not repay the Subordinated Term Loan on or prior to the maturity date, the lender receives right to purchase up to the number of Class A Common Stock worth $2.0 million, at the exercise price of $0.01 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid or the tenth anniversary of the issuance date. Additionally, if the Company does not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants will be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash. If the Company repays the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants will automatically terminate and be voided and no Subordinated Term Loan Warrant will be exercisable. The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. The Company measured the fair value of the Subordinated Term Loan Warrants as of September 30, 2022 and December 31, 2021, and recognized $0.1 million and $0.1 million of warrant liabilities in the accompanying condensed consolidated balance sheets, respectively. The impact to the condensed consolidated statements of operations from the changes in the fair value of the Subordinated Term Loan Warrants was insignificant for the three months and the nine months ended September 30, 2022. During the nine months ended September 30, 2022 and the year ended December 31, 2021, none of the Subordinated Term Loan Warrants were exercisable.

See Note 20 regarding the amendment to Subordinated Term Loan Warrants agreements the Company entered into on November 18, 2022.

Note 10—Equity Investment Agreement

On May 25, 2022, the Company entered into the Rubicon Equity Investment Agreement with certain investors, whereby, the investors have agreed to advance to the Company up to $8,000,000 and, upon consummation of the Mergers, and in exchange for the advancements, (a) the Company will cause to be issued up to 880,000 Class B Units of the Company and 160,000 shares of Class A Common Stock to the investors and (b) Sponsor will forfeit up to 160,000 shares of Class A Common Stock, in each case subject to actual amounts advanced by the investors. In accordance with the Rubicon Equity Investment Agreement, on May 25, 2022, the Company received $8,000,000 of cash from the investors. The Company determined that the Rubicon Equity Investment Agreement required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the Rubicon Equity Investment Agreement was recognized as simple agreement for future equity (SAFE) under current liabilities on the consolidated balance sheets, measured at the agreement execution date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured its fair value as of the agreement execution and recognized $8.8 million of simple agreement for future equity on the condensed consolidated balance sheets, with the $0.8 million difference between the fair value and the amount of cash received recorded as other expense on the condensed consolidated statements of operations. Between the agreement execution date and the Closing Date, there was no change in the fair value of the Rubicon Equity Investment Agreement. On August 15, 2022, the Mergers closed, and the Company issued 880,000 Class B Units and 160,000 shares of Class A Common Stock to the investors and Sponsor forfeited 160,000 shares of Class A Common Stock.

Note 11—Forward Purchase Agreement

On August 4, 2022, the Company and ACM Seller entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, the FPA Sellers intended, but were not obligated, to purchase (a) Founder Class A Shares after the date of the Forward Purchase Agreement from holders of the Founder Class A Shares (other than Founder or affiliates of Founder) who elected to redeem Founder Class A Shares (such purchased Founder Class A Shares, the “Recycled Shares”) pursuant to redemption rights set forth in Founder’s amended and restated memorandum and articles of association (the “Governing Documents”) in connection with the Mergers (such holders, “Redeeming Holders”) and (b) Founder Class A Shares in an issuance from Founder at a price per Founder Class A Share equal to approximately $10.17 per share, the per-share redemption price as set forth in the Governing Documents (such Founder Class A Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). Pursuant to the terms of the FPA Agreement, the aggregate number of Subject Shares could not exceed 15 million shares (the “Maximum Number of Shares”). In addition, the FPA Sellers purchased an additional 1 million Founder Class A Shares from other Redeeming Holders (the “Separate Shares”). The FPA Sellers may not beneficially own greater than 9.9% of the Common Stock on a post-Mergers pro forma basis.

Pursuant to the terms of the Forward Purchase Agreement, the FPA Sellers purchased 7,082,616 Founder Class A Shares, which included 6,082,616 Subject Shares and 1,000,000 Separate Shares, at the per-share redemption price prior to the closing of the Mergers, in exchange for the prepayment by Founder of $68.7 million out of the funds in Founder’s trust account that were to be received by the Company at the Closing. The prepayment amount was calculated as (a) the per-share redemption price multiplied by the 6,082,616 Subject Shares, less (b) 50% of the product of the 6,082,616 Subject Shares multiplied by $1.33 (the “Prepayment Shortfall”) and (c) an amount equal to the product of Separate Shares multiplied by the per-share redemption price. The FPA Sellers did not purchase any Additional Shares.

From time to time following the Closing, the FPA Sellers, in their discretion, may sell the Subject Shares, the effect of which is to terminate the Forward Purchase Agreement in respect of such Subject Shares sold (the “Terminated Shares”) and repay to the Company a portion of the forward price, in amounts corresponding to the number of shares sold. The Forward Purchase Agreement is to mature on the earlier of (a) the third anniversary of the Closing and (b) the date specified by the FPA Sellers at the FPA Sellers’ discretion after the occurrence of a VWAP Trigger Event (the “FPA Maturity Date”). A VWAP Triggering Event occurs if (i) during the first 90 days following the Closing, the VWAP for 20 trading days during any 30 consecutive trading day period is less than $3.00 per share and (ii) from the 91st day following the Closing, the VWAP for 20 trading days during any 30 consecutive trading day period is less than $5.00 per share. At maturity, the Company is obligated to pay to the FPA Sellers an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of the Terminated Shares, plus (z) the number of the Subject Shares sold whereby the proceeds of such sales were applied as a Prepayment Shortfall, multiplied by (b) $2.00 (the “Maturity Consideration”). The Company is obligated to pay the Maturity Consideration in shares of Class A Common Stock, with the price per share equal to the average daily VWAP for the 30 trading days following the FPA Maturity Date. As of September 30, 2022, the FPA Sellers sold 93,310 shares of Class A Common Stock that were Subject Shares covered by the Forward Purchase Agreement.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the “forward purchase option derivative” is recorded as a liability on the accompanying condensed consolidated balance sheet as of September 30, 2022. The Company has performed fair value measurements for this derivative as of the Closing and as of September 30, 2022, which is described in Note 15. The Company will remeasure the fair value of the forward purchase option derivative each reporting period.

See Note 20 regarding certain subsequent event related to the Forward Purchase Agreement specific to the occurrence of a VWAP Trigger Event.

Note 12—Standby Equity Purchase Agreement

On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (the “Yorkville Investor”). Pursuant to the SEPA, the Company has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares will be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor may not beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the accompanying condensed consolidated statements of operations. The Company did not sell any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and September 30, 2022.

Note 13—Equity-based compensation

2014 Plan

The 2014 Profits Participation Plan and Unit Appreciation Rights Plan (the “2014 Plan”) was a Board-approved plan of Holdings LLC. Under the 2014 Plan, Holdings LLC had the authority to grant incentive and phantom units to acquire common units. Unit awards generally vest at 25% of the units on the one year anniversary of continued employment, with the remaining 75% vesting in equal monthly installments over the next three years, unless otherwise specified.

As further described in Note 3, upon consummation of the Mergers, all incentive units granted under the 2014 Plan vested and converted into the Class V Common Stock and all phantom units granted under the 2014 Plan converted into RSUs and DSUs which will vest into shares of Class A Common Stock on February 11, 2023. The unrecognized compensation cost related to the 2014 Plan that was remaining at the Closing was recognized as expense as of upon consummation of the Mergers.

Incentive Units – Calculating incentive unit compensation expense required the input of highly subjective assumptions pertaining to the fair value of its units. The Company utilized an independent valuation specialist to assist with the Company’s determination of the fair value per unit. The methods used to determine the fair value per unit included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. In addition, the probability-weighted expected return method was used and multiple exit scenarios were considered. The assumptions used in calculating the fair value of incentive unit awards represented the Company’s best estimates, but these estimates involved inherent uncertainties and the application of management’s judgment. The Company estimated volatility based on a comparable market index and calculated the historical volatility for the index for a period of time that corresponded to the expected term of the incentive unit. The expected term was calculated based on the estimated time for which the incentive unit would be held by the awardee. The risk-free rate for periods within the contractual life of the incentive unit was based on the U.S. Treasury yield curve in effect at the time of the grant.

Management utilized the Black-Scholes-Merton option pricing model to determine the fair value of units issued. There were no incentive units granted during the nine months ended September 30, 2022. Compensation expense for all incentive units awarded to date was recognized over the vesting term of the underlying incentive units.

The following represents a summary of the Company’s incentive unit activity and related information during 2022 immediately prior to the consummation of the Mergers:

Units
Outstanding - January 1, 2022	3,084,650
Granted	-
Forfeited	(14,499)
Outstanding – August 15, 2022	3,070,151

Vested – August 15, 2022	3,070,151

A summary of nonvested incentive units and changes during 2022 immediately prior to the consummation of the Mergers follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested - January 1, 2022	198,210	$10.25
Granted	-	-
Vested	(183,711)	10.25
Forfeited	(14,499)	-
Nonvested – August 15, 2022	-	$-

Holdings LLC was authorized to issue phantom units to eligible employees under the terms of the Unit Appreciation Rights Plan. The Company estimated the fair value of the phantom units as of the end of each reporting period and expensed the vested fair market value of each award. The fair value of the phantom units was measured using the same independent valuation assessment as the incentive units.

The Company did not award any phantom units during the nine months ended September 30, 2022. At the Closing of the Mergers, all vested and unvested phantom units were exchanged for 970,389 vested RSUs and 540,032 vested DSUs.

2022 Plan

The 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on August 15, 2022 in connection with the Closing, provides for the grant to certain employees, officers, non-employee directors and other services providers of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof, as determined by the Company’s Compensation Committee. Under the 2022 Plan, 29,000,000 shares of Class A Common Stock are authorized to be issued. Subject to Board approval, an additional 2,485,711 shares of Class A Common Stock will be available for issuance on January 1, 2023 under the 2022 Plan as a result of the plan’s evergreen provision.

The following represents a summary of the Company’s RSU activity and related information during 2022 immediately after the consummation of the Mergers:

RSUs
Outstanding – August 15, 2022 (prior to the Mergers consummation)	-
Granted – Phantom Unit exchanges	970,389
Granted – Morris Employment Agreement	4,821,358
Granted – Partial settlement of Management Rollover Consideration	3,561,469
Forfeited	-
Outstanding – August 15, 2022 (subsequent to the Mergers consummation)	9,353,216

Vested – August 15, 2022 (subsequent to the Mergers consummation)	970,389

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite services periods ranging from six to thirty-six months from the grant date.

The Company recognized $90.6 million and $0.8 million in total equity compensation costs during the three months ended September 30, 2022 and 2021, respectively. The Company recognized $95.3 million and $3.4 million in total equity compensation costs during the nine months ended September 30, 2022 and 2021, respectively.

Pursuant to an Employment Agreement with Mr. Nate Morris, the Company’s former Chief Executive Officer, dated February 9, 2021 and amended on April 26, 2022 and August 10, 2022, the Company is obligated to grant Mr. Morris an additional RSU award with a value equal to $5.0 million based on the fair market value of Class A Common Stock on the grant date. Such RSUs shall become fully vested and non-forfeitable on the six-month anniversary of the Closing. The associated liability is presented as deferred compensation expense on the accompanying condensed consolidated balance sheet as of September 30, 2022. See Note 20 for further information.

Deferred compensation cost recognized during the three months ended September 30, 2022 and 2021 was $1.3 million and $-0- million, respectively. Deferred compensation cost recognized during the nine months ended September 30, 2022 and 2021 was $1.3 million and $-0- million, respectively.

Note 14—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the period from August 15, 2022 (the Closing Date) to September 30, 2022. Diluted net loss per share of Class A Common Stock is computed dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

Prior to the Mergers, the membership structure of Holdings LLC included units which had profit interests. The Company analyzed the calculation of loss per unit for periods prior to the Mergers and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, net loss per share information has not been presented for periods prior to August 15, 2022. The basic and diluted loss per share for the three and nine months ended September 30, 2022 represent only the period from August 15, 2022 to September 30, 2022. Furthermore, shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for period from August 15, 2022 (the Closing Date) to September 30, 2022 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss for the period from August 15, 2022 through September 30, 2022	$(34,741)
Less: Net loss attributable to non-controlling interests for the period from August 15, 2022 through September 30, 2022	(16,933)
Net loss for the period from August 15, 2022 through September 30, 2022 attributable to Rubicon Technologies, Inc. – Basic and diluted	$(17,808)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	48,670,776

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(0.37)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	15,812,500 Public Warrants and 14,204,375 Private Warrants.

-	1,488,519 Earn-Out Class A Shares.

-	970,389 vested RSUs and 540,032 vested DSUs.

Note 15—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	September 30, 2022
Liabilities	Level 1	Level 2	Level 3
Forward purchase option derivative	-	-	(8,205)
Earn-out liabilities	-	-	(7,000)
Warrant liabilities	-	-	(100)
Total	-	-	(15,305)

	December 31, 2021
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	-	-	(1,380)
Deferred compensation – phantom units	-	-	(8,321)
Total	-	-	(9,701)

Level 3 Rollfoward	Forward purchase option derivative	Earn-out liabilities	Warrant liabilities	Deferred compensation – phantom units
Beginning balances	-	-	(1,380)	(8,321)
Additions	16,615	(74,100)	-	-
Changes in fair value	(24,820)	67,100	(436)	(6,783)
Reclassified to equity	-	-	1,716	15,104
Ending balances	(8,205)	(7,000)	(100)	-

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative as of the Closing Date and September 30, 2022, with the respective fair value adjustments recorded within the accompanying condensed consolidated statement of operations.

For the contingent consideration related to the Earn-Out Interests, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the maturity date of the contingent consideration. The key inputs used in the determination of the fair value included current stock price, volatility, and expected term. The Company measured the fair value of the Earn-Out Interests as of the Closing Date and September 30, 2022, with the respective fair value adjustments recorded within the accompanying condensed consolidated statement of operations.

Note 16—Commitments and contingencies

Legal Matters

In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims.

The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, depending on the nature and timing of any such dispute or other contingency, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both.

Leases

The Company leases its office facilities under operating lease agreements expiring through 2031. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities as it is not reasonably certain to utilize the renewal options. The Company does not have any finance leases.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the September 30, 2022 condensed consolidated balance sheet (in thousands).

Years Ending December 31,
2022	$563
2023	2,276
2024	1,228
2025	151
2026	152
Thereafter	732
Total minimum lease payments	$5,102
Less: Imputed interest	(930)
Total operating lease liabilities	$4,172

Note 17—Related party transactions

The Company entered into a certain software subscription agreement with Palantir Technologies, Inc., including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021. The term of the agreement is through December 31, 2024. Pursuant to the agreement, as of September 30, 2022, the Company is committed to pay $15.5 million in the next 12 months and $18.8 million thereafter through October 2024. Palantir Technologies, Inc. was a PIPE Investor and purchased $35.0 million of Class A Common Stock at $10.00 per share on the Closing Date.

Note 18—Concentrations

During the three months ended September 30, 2022 and 2021, the Company had two significant customers that accounted for approximately 24% and 31% of total revenues, respectively. During the nine months ended September 30, 2022 and 2021, the Company had two significant customers that accounted for approximately 27% and 29% of total revenues, respectively. As of September 30, 2022 and December 31, 2021, approximately 22% and 23%, respectively, of the Company’s accounts receivable and contract assets were due from these two customers.

Note 19—Liquidity

During the nine months ended September 30, 2022, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of September 30, 2022.

As of September 30, 2022, cash and cash equivalents totaled $4.5 million, accounts receivable totaled $58.7 million and unbilled accounts receivable totaled $62.8 million. Availability under the Revolving Credit Facility, which provides the ability to borrow up to $60.0 million, was $21.2 million. Pursuant to the SEPA, the Company has the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares for resale and limitations on the volume of shares that may be sold. Additionally, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without the approval of the Company’s shareholders, the amount that could currently be raised pursuant to the SEPA is significantly lower than $200.0 million. Furthermore, the amended Term Loan agreement entered into on November 18, 2022 requires the Company to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full (see Note 20). The Company's outstanding indebtedness includes the Revolving Credit Facility, the Term Loan and the Subordinated Term Loan, under which the principal of $36.2 million, $51.0 million and $20.0 million, respectively, were outstanding as of November 15, 2022 and are scheduled to mature in December 2023.

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about the Company’s ability to continue as a going concern.

To address the Company’s projected liquidity needs for the next 12 months, the Company has negotiated and received a binding commitment for $30.0 million of additional financing (the “Financing Commitment”), pursuant to which certain existing investors agreed to contribute cash up to the $30.0 million commitment amount to the extent other equity capital of an equivalent amount has not been provided to the Company by January 15, 2023 (see Note 20). In addition to the proceeds from the Financing Commitment, the Company has begun to execute its plans to modify its operations to further reduce spending. Initiatives the Company has undertaken in the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

The Company believes that the extended maturity of the Revolving Credit Facility and the Financing Commitment along with cash on hand and available under the Revolving Credit Facility, and other cash flows from operations are expected to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months. The Company believes this plan is probable of being achieved and alleviates substantial doubt about the Company’s ability to continue as a going concern.

Note 20—Subsequent events

On October 13, 2022 (the “Transition Date”), the Company entered into a CEO Transition Agreement with Mr. Nate Morris, the former Chief Executive Officer (the “CEO”) of the Company. Pursuant to the CEO Transition Agreement, Mr. Morris ceased serving as the Company’s CEO, but continued his role as Chairman of the Board of the Directors of the Company (the “Board”) and was given the title of Founder, Chairman and Strategic Advisor through February 10, 2023 (the “End Date”). Mr. Morris will also continue to serve as a member of the Board until the earlier of (a) the first anniversary of the Transition Date, (b) the date of the Company’s annual shareholder meeting in 2023, and (c) the 10th day following notice by Mr. Morris that he intends to resign from the Board. The Company will make a series of transition payments to Mr. Morris in the aggregate amount of $1.9 million between the Transition Date and the End Date and pay Mr. Morris a $0.7 million bonus on the End Date with respect to his service in 2022. Additionally, in lieu of any obligation to deliver RSUs to the Mr. Morris pursuant to his Employment Agreement described in Note 13, the Company granted Mr. Morris 8,378,986 RSUs on October 19, 2022 pursuant to the CEO Transition Agreement.

In October 2022, a VWAP Trigger Event occurred and the Forward Purchase Agreement could mature on the date specified by the FPA Sellers at the FPA Sellers’ discretion. The FPA Sellers have not specified the Maturity Date of the Forward Purchase Agreement as of the issuance of these unaudited interim condensed consolidated financial statements.

On November 4, 2022, the Company entered into an amended agreement for certain professional services provided in connection with the Mergers. Pursuant to the amended agreement, the Company agreed to settle the unpaid fees with $1.0 million paid in cash upon execution of the amendment, plus the Company will issue the advisor a variable number of shares of Class A Common Stock by November 18, 2022, in such an amount equal to $1.0 million based on the fair market value of Class A Common Stock. The Company had previously recognized $12.7 million for the related professional services within its accrued expenses as of September 30, 2022 on the accompanying unaudited interim condensed consolidated balance sheets. The difference of $10.7 million between the amount recognized in the accrued expense as of September 30, 2022 and the settlement amount in the amended agreement was recognized as other income on the Company’s consolidated statement of operations on the execution date of the amended agreement.

On November 14, 2022, the Company entered into a binding Financing Commitment with certain existing investors, whereby the investors intend to provide $30.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to this letter would have a term of at least 12 months and any equity or equity linked securities issued under this letter would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the investors agreed to contribute under the Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other equity capital the Company receives through January 15, 2023.

On November 17, 2022, the Company’s Board of Directors committed to a reduction in force plan (the “Plan”) as part of the Company’s measures to reduce spending and preserve cash available for the Company’s operations. The Plan involves a reduction of 55 employees, which is approximately 11% of the Company’s workforce. The Company currently estimates that it will incur one-time cash charges of approximately $0.6 million, primarily consisting of an estimated $0.5 million in severance payments, and $0.1 million in related costs. The Company expects that most of these charges will be incurred in the fourth quarter of 2022, and that the reduction in force will be substantially complete by the end of 2022. In aggregate, over the next twelve months, the reduction in force is expected to result in approximately $5.5 million in annual cash savings for the Company. The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the Plan.

On November 18, 2022, the Company entered into an amendment to the Revolving Credit Facility agreement, in which the lender consented to the amendment to the Subordinated Term Loan agreement. The amendment also extended its term through December 14, 2023 and modified the interest rate the Revolving Credit Facility bears to SOFR plus 5.6%. Additionally, the Company committed to raise $5.0 million from the Financing Commitment or a similar commitment by November 23, 2022, and additional $25.0 million from the issuance of equity by the earlier of (i) 5 business days after the date the Company’s S-1 filed with the SEC on August 22, 2022 becomes effective, or (ii) January 31, 2023.

On November 18, 2022, the Company entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. Additionally, the Company committed to raise $5.0 million from the Financing Commitment or a similar commitment by November 23, 2022, and additional $25.0 million from the issuance of equity by the earlier of (i) 5 business days after the date the Company’s S-1 filed with the SEC on August 22, 2022 becomes effective, or (ii) January 31, 2023.  The amended Term Loan agreement also requires the Company to cause the Yorkville Investor to purchase the maximum amount of the Company’s equity interests available under the SEPA and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. If the Company does not repay the Term Loan in full by March 27, 2023, the Company will be liable for an additional fee in the amount of $2.0 million, out of which $1.0 million will be due in cash on March 27, 2023, and the other $1.0 million will accrue to the principal balance of the Term Loan. Furthermore, beginning on March 27, 2023, an additional $0.15 million fee will accrue to the principal balance of the Term Loan each week thereafter until the Term Loan is fully repaid.

The Company may not use the SEPA to fund the new equity financing commitments it agreed to in the amendments to the Revolving Credit Facility and the Term Loan, and the financings used to satisfy the commitments under the Revolving Credit Facility amendment may be used to also satisfy the commitments under the Term Loan amendment.

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan agreement. The amendment extended the Subordinated Term Loan maturity through December 31, 2023. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million ($2.0 million prior to the amendment), (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.25 million ($0.2 million prior to the amendment) until the Company repays the Subordinated Term Loan in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “Holdings LLC” refer to the business and operations of Rubicon Technologies Holdings, LLC (formerly known as Rubicon Technologies, LLC) and its subsidiaries, including those periods prior to the consummation of the Mergers. References to “Rubicon” or “the Company” refer to the business and operations of Rubicon Technologies, Inc., following the consummation of the Mergers. References to “we,” “us” or “our” refer to Rubicon and Holdings LLC collectively. You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, certain statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks, uncertainties and assumptions that could cause Rubicon’s actual results to differ materially from management’s expectations, including, but not limited to, the risks and uncertainties discussed herein and under the caption “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a digital marketplace for waste and recycling services. Underpinning this marketplace is a cutting-edge, modular platform that powers a modern, digital experience and delivers data-driven insights and transparency for our customers and hauling and recycling partners. We provide our waste generator customers with a platform that delivers pricing transparency, self-service capabilities, and a seamless customer experience while helping them achieve their environmental goals; we enhance our hauling and recycling partners’ economic opportunities and help them optimize their businesses; and we help governments provide more advanced waste and recycling services that allow them to serve their local communities more effectively.

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now services over 8,000 customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, and encompasses over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 70 municipalities within the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 50 patents, with over 100 pending, and 20 trademarks.

We operate as one segment. See Note 1, Nature of operations and summary of significant accounting policies, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for our discussion about segments.

Mergers

On August 15, 2022, we consummated the Mergers. The Mergers were accounted for akin to a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. The Mergers had several significant impacts on our reported financial position and results, as a consequence of the reverse recapitalization treatment.

At the consummation of the Mergers, holders of 24,178,161 Founder Class A Shares (or approximately 76.5% of the issued and outstanding Founder Class A Shares on such date) exercised their right to redeem those shares for cash at a price of approximately $10.176 per share, resulting in an aggregate redemption payment of approximately $246.0 million from Founder’s trust account. Following these redemptions, at the Closing, we received approximately $75.8 million from Founder’s trust account, without accounting for the payments of transaction costs, payments under the Forward Purchase Agreement and Cash Transaction Bonuses. As a result of consummation of the Mergers, and accounting for the foregoing redemption payments and receipt of funds from Founder’s trust account, the most significant changes in our financial position was a net increase in cash of approximately $73.8 million after accounting for payments of transaction and other costs of $25.3 million, aggregate payments of $68.7 million to the FPA Sellers under the Forward Purchase Agreement, net proceeds of $121.0 million from the PIPE Investment, and the payments by us of aggregate Cash Transaction Bonuses of $28.9 million. See Note 3, Mergers, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, professional and other similar services. General and administrative expenses may fluctuate further as a result of acquisitions or other strategic transactions we undertake in the future.

In connection with the Mergers, we entered into a Tax Receivable Agreement with certain of our legacy investors. We may be required to make significant payments in the future under this agreement depending on the extent of certain tax benefits and other factors and these payments could have a material impact on our results of operations and liquidity. See “—Tax Receivable Agreement” below for additional information.

Prior to and following the Closing, we entered into the Forward Purchase Agreement and the SEPA to provide for certain equity financing arrangements. See “—Liquidity and Capital Resources—Other Financing Arrangement” below for additional information regarding these facilities.

COVID-19

The COVID-19 pandemic created significant global economic uncertainty, adversely impacted the business of our customers and partners, impacted our business, results of operations and cash flows and in the future could further impact our business, results of operations and our cash flows. In response to the COVID-19 pandemic, we proactively took steps to put our employees’, customers’ and partners’ needs first to ensure that we could provide our services safely and efficiently.

As a result of the pandemic, we experienced customer attrition during the second half of 2020 which caused a decline in service revenue during the first half of 2021 as compared to the same prior-year period; however, our revenues subsequently began to recover and for the second half of 2021, our service revenue increased by $21.7 million as compared to the second half of 2020. This trend has continued into 2022 with our service revenue increasing by $72.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Additionally, our sales and marketing activities and spend decreased during 2021 and 2020 as a result of pandemic-related cost-saving initiatives. Some sales and marketing activities, including hiring in the sales and marketing teams and team members’ attendance at business development conferences and meetings, resumed beginning in the first quarter of 2022, contributing to an additional $2.7 million in sales and marketing expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. See “—Liquidity and Capital Resources—Debt” below for information regarding loans we received and that were forgiven under the Paycheck Protection Program.

Key Factors Affecting Our Performance

Financial results from our operations and the growth and future success of our business are dependent upon many factors. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address to sustain and grow our business. See also “—Key Metrics and Non-GAAP Financial Measures” below for a discussion of key business and non-GAAP metrics that we use to help manage and evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Industry trends and customers preference

The waste and recycling industry is highly regulated and complex, and public policy is increasingly focused on improving diversion from landfills and reducing emissions. Current policies tend to encourage and reward reductions in carbon dioxide emissions, and many major cities in the United States have promulgated climate action plans committing to achieve emissions reductions in line with the Paris Climate Accords. Additionally, the waste generators’ awareness of benefits achieved by improved diversion from landfills has been increasing which we believe is and will continue driving preference for recycling over landfills. We view these trends as an opportunity to accelerate the growth of our business, including our revenue and profitability.

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other materials. Currently, old corrugated cardboard is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was overall upward and contributed to higher recyclable commodity revenue in the current year periods as compared to the prior year, though some commodities’ prices, including old corrugated cardboard, have declined during more recent periods. For the three months ended September 30, 2022 and 2021, our recyclable commodity revenue was $22.2 million and $22.0 million, respectively, and for the nine months ended September 30, 2022 and 2021, our recyclable commodity revenue was $71.6 million and $54.3 million, respectively.

See Item 3 of Part I, “Quantitative and Qualitative Disclosures About Market Risk” and Analysis of Financial Condition and Results of Operations and Item 1A of Part II, “Risk Factors” included in elsewhere in this Quarterly Report on Form 10-Q for further discussion regarding recyclable commodity price risk.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. For the three months ended September 30, 2022 and 2021, our product development cost was $9.8 million and $4.8 million, respectively, and for the nine months ended September 30, 2022 and 2021, our product development cost was $28.3 million and $13.4 million, respectively. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. We expect product development costs to stay consistent as a percentage of total revenue in the next twelve months.

Components of Results of Operations

Revenue

We generate our revenue from waste removal, waste management and consultation services, platform subscriptions, and the purchase and sale of recyclable commodities.

Service revenue:

Service revenues are comprised of waste removal and consultation services provided to customers for waste, recycling and logistics solutions. Services include planning, consolidation of billing and administration, cost savings analyses, vendor procurement and performance management, and a suite of solutions providing insights into the customers’ waste streams.

Recyclable commodity revenue:

We recognize recyclable commodity revenue through the purchase and sale of old corrugated cardboard, old newsprint, aluminum, glass, pallets and other recyclable materials.

Cost of revenue, exclusive of amortization and depreciation

Cost of service revenues primarily consist of expenses related to delivering our service and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs such as salaries and benefits.

As part of our services, we work with our customers to locate opportunities to reduce waste volume and service frequency with the intention to reduce costs for the customers which in turn leads to reduced costs for us. We are typically entitled to bill for a portion of such savings the customers realize as a result of our services in accordance with the terms with our customer contracts.

Cost of recyclable commodity revenues primarily consist of expenses related to purchase of old corrugated cardboard, old newsprint, aluminum, glass, pallets and other recyclable materials, and any associated transportation fees.

Sales and marketing

Sales and marketing expenses consist primarily of compensation costs, including salaries, bonuses, benefits and other incentives to our sales and marketing personnel, advertising expenses, digital marketing expenses, sales commissions and other promotional expenditures.

Product development

Product development expenses consist primarily of compensation costs, including salaries, bonuses and other benefits to our product development team, contract labor expenses and fees for software licenses, consulting, legal, and other services.

General and administrative

General and administrative expenses consist primarily of compensation and benefits related costs, including equity-based compensation expense for our general corporate functions. General and administrative costs also consist of third-party professional service fees for external legal, accounting, and other consulting services, insurance charges, hosting fees and overhead costs.

We expect that general and administrative expenses will decrease as a percentage of total revenues over the next several years as a result of our increased focus on operational efficiencies and planned cost reduction measures across the organization. We plan to eliminate redundancies across the organization, which were a byproduct of our growth and expansion phase the past few years. However, we expect certain incremental costs to incur as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange and expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Equity-based compensation expense in the three and nine months ended September 30, 2022 was approximately $91.0 million and $95.8 million, respectively, an increase of $90.2 million and $92.4 million compared to the three and nine months ended September 30, 2021, respectively. At the consummation of the Mergers, we incurred approximately $79.7 million of equity-based compensation expense due to the modification and vesting of the “Legacy Rubicon Incentive Units and Phantom Units,” which are those units we granted pursuant to the Holdings LLC Profits Participation Plan and Unit Appreciation Rights Plan (the “2014 Plan”) and additional $10.9 million for the RSUs granted to certain management members.

At the consummation of the Mergers, we also incurred approximately $47.6 million of one-time compensation costs associated with certain Rubicon management rollover consideration, which is payable in cash or equity at our discretion. It is expected we will make certain RSU and deferred stock unit (“DSU”) awards as replacement awards for Rubicon management rollover consideration under the Merger Agreement. We expect to issue a variable number of RSUs and DSUs in such an amount equal to $47.6 million based on the fair market value of Class A Common Stock at the time of the awards. These RSUs and DSUs would be subject to certain vesting conditions and will vest into an equivalent number of shares of Class A Common Stock. While the terms of these awards have not yet been finalized, the anticipated equity-based compensation expense for these RSUs and DSUs issued in connection with the replacement awards is expected to be $47.6 million and offset the accrued compensation expenses associated with Rubicon management rollover consideration under the Merger Agreement.

On October 19, 2022, we granted certain RSU and DSU awards pursuant to the Merger Agreement as replacement awards for the Holdings LLC Phantom Units. The number of RSUs and DSUs issuable in exchange of Legacy Rubicon Phantom Units is expected to be approximately 970,389 and 540,032, respectively. These RSUs and DSUs will vest on February 11, 2023 into an equivalent number of Class A Common Stock. The equity-based compensation expense for the RSUs and DSUs issued in exchange for the Legacy Rubicon Phantom Units was approximately $2.2 million and recognized in general and administrative expense for the three months ended September 30, 2022. Accounting rules require immediate recognition of the equity-based compensation expense as a result of the non-substantive vesting period.

Additionally, certain of our employees received a one-time incentive cash payment upon closing of the Mergers. The aggregate Cash Transaction Bonuses paid by us in connection with the Mergers was approximately $28.9 million, as well as additional discretionary bonuses in the amount of $2.8 million paid following the Closing. Historically, we have paid annual cash-based bonuses to our employees. For the years ended December 31, 2021 and 2020, the annual cash-based bonuses we incurred were $6.8 million and $6.0 million, respectively. We expect that annual cash-based bonuses will continue to be a component of our employee compensation practices to ensure that we are able to attract and retain employee talent; however, we do not expect that additional cash-based bonuses of a size comparable to the Cash Transaction Bonuses will be awarded or payable in the ordinary course, outside of a change of control or similar significant transaction. Accordingly, our general and administrative expenses increased by the payment of the Cash Transaction Bonuses during the three- and nine-month periods ended September 30, 2022 (the periods in which the Mergers were consummated).

Additionally, pursuant to the CEO Transition Agreement, we will make a series of transition payments to Mr. Nate Morris, the Company’s former CEO, in the aggregate amount of $1.9 million through February 10, 2023 and a $0.7 million bonus with respect to his service in 2022 that will be paid by February 10, 2023. In lieu of any obligation to deliver RSUs to Mr. Morris pursuant to his employment agreement, we granted to Mr. Morris an award of 8,378,986 RSUs that will vest on February 10, 2023. See Note 20, Subsequent Events, to our unaudited interim condensed consolidated financial statements included in Item 1 of this Part I of this Quarterly Report on Form 10-Q for further information.

We expect that equity-based compensation will continue to be a substantial component of employee compensation practices of Rubicon; however, we do not expect that additional equity-based compensation of a size comparable to the grants made in respect of the Legacy Rubicon Incentive Units and Phantom Units or the CEO Transition Agreement will be awarded in the ordinary course, outside of a change of control or similar significant transaction or comparable management transitions. It is anticipated that such equity-based compensation expenses will likely increase our general and administrative expenses, dilute existing Rubicon stockholders, and reduce our earnings per share.

Amortization and depreciation

Amortization and depreciation consist of all depreciation and amortization expenses associated with our property and equipment, acquired intangible assets and customer acquisition costs.

Interest expense

Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt issuance costs.

Results of Operations

The following tables show our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$162,789	$127,256	$35,533	27.9%
Recyclable commodity	22,194	21,952	242	1.1%
Total revenue	184,983	149,208	35,775	24.0%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	157,504	122,771	34,733	28.3%
Recyclable commodity	20,234	20,340	(106)	(0.5)%
Total cost of revenue (exclusive of amortization and depreciation)	177,738	143,111	34,627	24.2%
Sales and marketing	4,840	3,808	1,032	27.1%
Product development	9,803	4,827	4,976	103.1%
General and administrative	186,640	11,561	175,079	NM %
Amortization and depreciation	1,439	1,344	95	7.1%
Total costs and expenses	380,460	164,651	215,809	131.1%
Loss from operations	(195,477)	(15,443)	(180,034)	NM %
Other income (expense):
Interest earned	1	-	1	NM %
Gain on change in fair value of warrants	74	-	74	NM %
Gain on change in fair value of earn-out liabilities	67,100	-	67,100	NM %
Loss on change in fair value of forward purchase option derivative	(76,919)	-	(76,919)	NM %
Excess fair value over the consideration received for SAFE	-	-	-	NM %
Other expense	(1,307)	(326)	(981)	300.9%
Interest expense	(4,578)	(2,611)	(1,967)	75.3%
Total other income (expense)	(15,629)	(2,937)	(12,692)	432.1%
Loss before income taxes	(211,106)	(18,380)	(192,726)	NM %
Income tax expense (benefit)	19	(252)	271	(107.5)%
Net loss	(211,125)	(18,128)	(192,997)	NM %
Net loss attributable to Holdings LLC unitholders prior to the Mergers	(176,384)	(18,128)	(158,256)	873.0%
Net loss attributable to noncontrolling interests	(16,933)	-	(16,933)	NM %
Net Loss Attributable to Class A Common Stockholders	(17,808)	-	(17,808)	NM %

NM – not meaningful

Revenue

Total revenue increased by $35.8 million, or 24.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Service revenue increased by $35.5 million, or 27.9%, primarily due to $22.5 million generated from our new customers since the end of the prior year quarter and a $17.1 million increase driven by higher prices charged for the services provided to our existing customers, partially offset by a $3.9 million decrease as a result of lower volume and frequency of the services provided for the existing customers.

Revenues from sales of recyclable commodities increased by $0.2 million, or 1.1%, primarily due to a 64.2% increase in the sales price per unit for pallets compared to the three months ended September 30, 2021, which was partially offset by a 14.2% decrease in the price per ton of old corrugated cardboard.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $34.6 million, or 24.2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Cost of service revenue increased by $34.7 million or 28.3%, primarily attributable to a $20.8 million increase in connection with servicing our new customers including nonrecurring costs incurred for onboarding a new significant customer, and a $16.2 million increase driven by price increase for the services provided to our existing customers, partially offset by a $2.5 million decrease as a result of lower volume and frequency of the services provided to the existing customers.

Cost of recyclable commodity revenue decreased by $0.1 million or 0.5% primarily due to a decrease in prices of certain commodities, including old corrugated cardboard, during the three-month ended September 30, 2022 as compared to prior year quarter.

Sales and marketing

Sales and marketing expenses increased by $1.0 million or 27.1% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to higher costs of $0.9 million for sales and marketing activities that we recommenced in 2022 following a temporary suspension as a result of the pandemic, including meetings, conferences and other business development activities.

Product development

Product development expenses increased by $5.0 million, or 103.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to higher product development support costs of $4.3 million, which was mainly driven by higher software subscription costs to support our product development team, and higher payroll related costs of $0.6 million, which increased primarily due to the headcount increase in our product development team to support our growth.

We expect product development costs to continue to be higher for next twelve months. The increase is expected to be driven by the Palantir Technologies, Inc. software services subscription, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “Contractual Obligations.” However, the increase from the Palantir Technologies, Inc. software services agreement is expected to be offset, at least partially, by planned cost reduction measures as a result of our increased focus on operational efficiencies. We also plan to eliminate any redundancies within the organization, including in product development, which were a byproduct of our growth and expansion phase the past few years.

General and administrative

General and administrative of $186.6 million expenses increased by $175.1 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to an increase of stock-based compensation expense by $90.2 million and cash payments and RSU and DSU issuances in connection with Rubicon management rollover consideration under the Merger Agreement increasing expense by $82.1 million. The majority of these stock-based compensation expenses were incurred in connection with vesting of Holdings LLC’s incentive units and phantom units granted under the 2014 Plan as well as bonuses and incentives in connection with the consummation of the Mergers. Additionally, payroll cost increased by $1.3 million due to headcount increases.

Amortization and depreciation

Amortization and depreciation expenses for the three months ended September 30, 2022 were relatively unchanged compared to the three months ended September 30, 2021.

Other income (expense)

Other expense increased by $12.7 million or 432.1% for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to a $76.9 million loss from change in fair value of forward purchase option derivative incurred in connection with the Forward Purchase Agreement and a $2.0 million increase in interest expense, partially offset by a $67.1 million gain from change in fair value of earn-out liabilities.

See Note 15, Fair Value Measurements, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for further information regarding the changes in fair value.

Income tax expense (benefit)

Income tax expense for the three months ended September 30, 2022 increased by $0.3 million compared to the three months ended September 30, 2021. The increase was primarily attributable to the current state tax expenses.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$437,755	$365,511	$72,244	19.8%
Recyclable commodity	71,640	54,251	17,389	32.1%
Total revenue	509,395	419,762	89,633	21.4%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	423,382	351,287	72,095	20.5%
Recyclable commodity	65,856	51,098	14,758	28.9%
Total cost of revenue (exclusive of amortization and depreciation)	489,238	402,385	86,853	21.6%
Sales and marketing	13,336	10,604	2,732	25.8%
Product development	28,336	13,350	14,986	112.3%
General and administrative	212,520	34,968	177,552	507.8%
Amortization and depreciation	4,331	4,958	(627)	(12.6)%
Total costs and expenses	747,761	466,265	281,496	60.4%
Loss from operations	(238,366)	(46,503)	(191,863)	412.6%
Other income (expense):
Interest earned	1	2	(1)	(50.0)%
Gain on forgiveness of debt	-	10,900	10,900	(100.0)%
Loss on change in fair value of warrants	(436)	-	(436)	NM %
Gain on change in fair value of earn-out liabilities	67,100	-	67,100	NM %
Loss on change in fair value of forward purchase option derivative	(76,919)	-	(76,919)	NM %
Excess fair value over the consideration received for SAFE	(800)	-	(800)	NM %
Other expense	(1,994)	(730)	(1,264)	173.2%
Interest expense	(12,264)	(7,461)	(4,803)	64.4%
Total other income (expense)	(25,312)	2,711	(28,023)	NM %
Loss before income taxes	(263,678)	(43,792)	(219,886)	502.1%
Income tax expense (benefit)	60	(961)	1,021	(106.2)%
Net loss	(263,738)	(42,831)	(220,907)	515.8%
Net loss attributable to Holdings LLC unitholders prior to the Mergers	(228,997)	(42,831)	(186,166)	434.7%
Net loss attributable to noncontrolling interests	(16,933)	-	(16,933)	NM %
Net Loss Attributable to Class A Common Stockholders	(17,808)	-	(17,808)	NM %

NM – not meaningful

Revenue

Total revenue increased by $89.6 million, or 21.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Service revenue increased by $72.2 million, or 19.8%, primarily due to $41.1 million generated from our new customers since the end of the prior year period and an increase of $64.0 million driven by higher prices charged for the services provided to our existing customers, partially offset by a $32.9 million decrease as a result of lower volume and frequency of the services provided to the existing customers.

Revenues from sales of recyclable commodities increased by $17.4 million, or 32.1%, primarily due to an increase in the sales prices for recyclable commodities, especially old corrugated cardboard, which contributed to a $10.3 million increase driven by the higher average price per ton by 26.2%, and pallets, which contributed to a $6.0 million increase as a result of the higher average price per unit by 49.3%, in each case as compared to the average price in the prior year period.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $86.9 million, or 21.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Cost of service revenue increased by $72.1 million or 20.5%, primarily attributable to a $40.9 million increase in connection with servicing our new customers, including nonrecurring costs for onboarding a new significant customer, and a $63.6 million increase driven by price increase from our hauling and recycling partners for servicing our existing customers, partially offset by a $31.4 million decrease as a result of lower volume and frequency of the services provided for the existing customers.

Cost of recyclable commodity revenue increased by $14.8 million or 28.9% primarily attributable to cost increases driven by higher prices of recyclable commodities sold, especially old corrugated cardboard by $10.3 million and pallets by $4.8 million.

Sales and marketing

Sales and marketing expenses increased by $2.7 million or 25.8% for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to higher costs for sales and marketing activities that we recommenced in 2022 following a temporary suspension as a result of the pandemic, including meetings, conferences and other business development activities in the amount of $1.5 million and higher payroll related costs of $0.9 million due to headcount increases.

Product development

Product development expenses increased by $15.0 million, or 112.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to higher product development support costs of $12.9 million, which was mainly driven by higher software subscription costs to support our product development team, and higher payroll related costs of $1.9 million, which increased primarily due to the headcount increases in our product development team to support our growth.

We expect product development costs to continue to be higher for next twelve months. The increase is expected to be driven by the Palantir Technologies, Inc. software services subscription, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “Contractual Obligations.” However, the increase from the Palantir Technologies, Inc. software services agreement is expected to be offset, at least partially, by planned cost reduction measures as a result of our increased focus on operational efficiencies. We also plan to eliminate any redundancies within the organization, including in product development, which were a byproduct of our growth and expansion phase the past few years.

General and administrative

General and administrative expenses increased by $177.6 million, or 507.8%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase of stock-based compensation expense by $92.4 million and cash payments and RSU and DSU issuances in connection with Rubicon management rollover consideration under the Merger Agreement increasing expense by $82.3 million. The majority of these stock-based compensation expenses were incurred in connection with vesting of Holdings LLC’s incentive units and phantom units granted under the 2014 Plan as well as bonuses and incentives in connection with the consummation of the Mergers. Additionally, an increase of outside services by $3.0 million including professional service fees to operate as a publicly traded company, an increase of $3.5 million in payroll cost due to the headcount increase, partially offset by a $5.2 million decrease in bad debt expense due to improved cash collection of amounts for which reserves had previously been established.

Amortization and depreciation

Amortization and depreciation expenses for the nine months ended September 30, 2022 were relatively unchanged compared to the nine months ended September 30, 2021.

Other income (expense)

Other expense of $25.3 million increased by $28.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to a $76.9 million loss on change in fair value of forward purchase option derivative incurred in connection with the Forward Purchase Agreement, a $10.9 million debt forgiveness in 2021 which did not repeat, a $4.8 million increase in interest expense, an $0.8 million loss related to the excess fair value over the consideration received for the SAFE executed in May 2022 and an $0.8 million expense incurred for commitment shares issued in connection of SEPA, partially offset by a $67.1 million gain on change in fair value of earn-out liabilities.

See Note 15, Fair Value Measurements, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for further information regarding the changes in fair value and “Liquidity and Capital Resources – Other Financing Arrangements below” for further information regarding the SAFE.

Income tax expense (benefit)

Income tax expense for the nine months ended September 30, 2022 increased by $1.0 million compared to the nine months ended September 30, 2021. The increase was primarily attributable to the deferred tax expenses related to book and tax basis difference in goodwill and the current state tax expenses.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Revenue net retention

We believe our ability to retain customers is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We calculate revenue net retention as a year-over-year comparison that measures the percentage of revenue recognized in the current quarter from customers retained from the corresponding quarter in the prior year. We believe that our revenue net retention rate is an important metric to measure overall client satisfaction and the general quality of our service offerings as it is a composition of revenue expansion or contraction within our customer accounts.

Our revenue net retention rate was 118.3% and 109.0% as of September 30, 2022 and 2021, respectively.

Adjusted gross profit and adjusted gross profit margin

Adjusted gross profit is a non-GAAP financial measure which is calculated by adding back amortization and depreciation for revenue generating activities and platform support costs to GAAP gross profit, the most comparable GAAP measurement. Adjusted gross profit margin is calculated as adjusted gross profit divided by total GAAP revenue.

We believe adjusted gross profit and adjusted gross profit margin are important measures and useful to investors because they show the progress in scaling our digital platform by quantifying the markup and margin we charge our customers that are incremental to our marketplace vendor costs. These measures demonstrate this progress because changes in these measures are driven primarily by our ability to optimize services for our customers, improve our hauling and recycling partners’ efficiency and achieve economies of scale on both sides of the marketplace. Our management team uses these non-GAAP measures as one of the means to evaluate the profitability of our customer accounts, exclusive of certain costs that are generally fixed in nature, and to assess how successful we are in achieving our pricing strategies. However, it is important to note that other companies, including companies in our industry, may calculate and use these measures differently or not at all, which may reduce their usefulness as a comparative measure. Further, these measures should not be read in isolation from or without reference to our results prepared in accordance with GAAP.

The following table shows the calculation of GAAP gross profit and a reconciliation of (i) GAAP gross profit to non-GAAP adjusted gross profit and GAAP gross profit margin to non-GAAP adjusted gross profit margin, (ii) amortization and depreciation for revenue generating activities to total amortization and depreciation and (iii) platform support costs to total cost of revenue (exclusive of amortization and depreciation) for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Total revenue	$184,983	$149,208	$509,395	$419,762
Less: total cost of revenue (exclusive of amortization and depreciation)	177,738	143,111	489,238	402,385
Less: amortization and depreciation for revenue generating activities	657	450	1,886	2,012
Gross profit	$6,588	$5,647	$18,271	$15,365
Gross profit margin	3.6%	3.8%	3.6%	3.7%

Gross profit	$6,588	$5,647	$18,271	$15,365
Add: amortization and depreciation for revenue generating activities	657	450	1,886	2,012
Add: platform support costs(1)	6,884	5,787	19,761	16,026
Adjusted gross profit	$14,129	$11,884	$39,918	$33,403
Adjusted gross profit margin	7.6%	8.0%	7.8%	8.0%

Amortization and depreciation for revenue generating activities	$657	$450	$1,886	$2,012
Amortization and depreciation for sales, marketing, general and administrative activities	782	894	2,445	2,946
Total amortization and depreciation	$1,439	$1,344	$4,331	$4,958

Platform support costs(1)	$6,884	$5,787	$19,761	$16,026
Marketplace vendor costs(2)	170,854	137,324	469,477	386,359
Total cost of revenue (exclusive of amortization and depreciation)	$177,738	$143,111	$489,238	$402,385

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and GAAP net loss is its most comparable GAAP measurement. We define adjusted EBITDA as GAAP net loss adjusted to exclude interest expense and income, income tax expense and benefit, amortization and depreciation, equity-based compensation, phantom unit expense, gain or loss on change in fair value of warrant liabilities, gain or loss on change in fair value of earn-out liabilities, gain or loss on change in fair value of forward purchase option derivative, excess fair value over the consideration received for SAFE, other non-operating income and expenses, and unique non-recurring income and expenses.

We have included adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses. Further, we believe it is helpful in highlighting trends in our operating results because it allows for more consistent comparisons of financial performance between periods by excluding gains and losses that are non-operational in nature or outside the control of management, as well as items that may differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. It is also often used by analysts, investors and other interested parties in evaluating and comparing our results to other companies within our industry. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of net loss or our other results as reported under GAAP. Some of these limitations are:

●	adjusted EBITDA does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

●	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;

●	although amortization and depreciation are non-cash charges, the assets being amortized and depreciated will often have to be replaced in the future and adjusted EBITDA does not reflect any cash requirements for such replacements;

●	adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which we may make adjustments in historical periods; and

●	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Total revenue	$184,983	$149,208	$509,395	$419,762

Net loss	$(211,125)	$(18,128)	$(263,738)	$(42,831)
Adjustments:
Interest expense	4.578	2,611	12,264	7,461
Interest earned	(1)	-	(1)	(2)
Income tax expense (benefit)	19	(252)	60	(961)
Amortization and depreciation	1,439	1,344	4,331	4,958
Equity-based compensation	88,793	122	88,977	486
Phantom unit expense	2,213	641	6,783	2,907
Deferred compensation expense	1,250	-	1,250	-
(Gain) Loss on change in fair value of warrant liabilities	(74)	-	436	-
Gain on change in fair value of earn-out liabilities	(67,100)	-	(67,100)	-
Loss on change in fair value of forward purchase option derivative	76,919	-	76,919	-
Excess fair value over the consideration received for SAFE	-	-	800	-
Nonrecurring merger transaction expenses(3)	80,712	-	80,712	-
Other expenses(4)	1,307	326	1,994	730
Gain on forgiveness of debt	-	-	-	(10,900)
Adjusted EBITDA	$(21,070)	$(13,336)	$(56,313)	$(38,152)
Net loss as a percentage of total revenue	(114.1)%	(12.1)%	(51.8)%	(10.2)%
Adjusted EBITDA as a percentage of total revenue	(11.4)%	(8.9)%	(11.1)%	(9.1)%

(3)	Nonrecurring merger transaction expenses primarily consist of management bonus payments of $31.7 million, including $2.8 million bonuses paid subsequent to the Closing Date, accrual for Rubicon management rollover consideration under the Merger Agreement of $47.6 million, and related payroll tax expense of $1.2 million in connection with the Mergers.
(4)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties, commitment fee for SEPA, and gains and losses on sale of property and equipment.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions and investments, and other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, and their sufficiency to fund our operating and investing activities.

Our principal sources of liquidity have been borrowings under our current and prior credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. More recently, we received cash proceeds from the Mergers and the PIPE Investment, and have entered into the SEPA to provide additional liquidity (see “—Other Financing Arrangements” below). Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, including investments and acquisitions, to pay interest and principal on our indebtedness and to pay $34.3 million under our software subscription agreement with Palantir Technologies, Inc., through October 2024 (see “—Contractual Obligations” below).

Our principal uses of cash in recent periods have been funding operations and paying expenses associated with the Mergers, including amounts paid under the Forward Purchase Agreement. Our long-term future capital requirements will depend on many factors, including revenue growth rate, achieving higher profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts and the continuing market adoption of our products, and the terms on which we refinance our existing indebtedness.

During the nine months ended September 30, 2022, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of September 30, 2022. Our total current liabilities as of September 30, 2022 are $258.7 million.

As of September 30, 2022, cash and cash equivalents totaled $4.5 million, accounts receivable totaled $58.7 million and unbilled accounts receivable totaled $62.8 million. Availability under our Revolving Credit Facility, which provides the ability to borrow up to $60.0 million, was $21.2 million. As of November 15, 2022, we had approximately $5.1 million in cash and cash equivalents and $23.8 million available under our Revolving Credit Facility. Our outstanding indebtedness includes the Revolving Credit Facility, the Term Loan and the Subordinated Term Loan, under which the principal of $36.2 million, $51.0 million and $20.0 million, respectively, were outstanding as of November 15, 2022 and are scheduled to mature in December 2023. Pursuant to the SEPA, we have the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA. However, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without shareholder approval, the amount that could be raised pursuant to the SEPA is significantly lower than $200.0 million without first obtaining shareholder approval. Furthermore, the amended Term Loan agreement entered into on November 18, 2022 requires us to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full.

We currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about our ability to continue as a going concern.

To address projected liquidity needs for the next 12 months, we have negotiated and received a binding commitment for $30.0 million of additional financing (the “Financing Commitment”), pursuant to which certain existing investors have agreed to contribute cash up to the $30.0 million commitment amount to the extent other equity capital of an equivalent amount has not been provided to the Company by January 15, 2023. See “—Financing Arrangements” below for additional information regarding the Financing Commitment. In addition to the proceeds from the Financing Commitment, we have begun to execute our plan to modify our operations to further reduce spending. Initiatives we have undertaken in the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the natural byproduct of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

We believe that the extended maturity of the Revolving Credit Facility, the Financing Commitment, cash on hand and available under the Revolving Credit Facility, and other cash flows from operations are expected to provide sufficient liquidity to meet our known liquidity needs for the next 12 months. We believe this plan is probable of being achieved and alleviates substantial doubt about our ability to continue as a going concern. In the longer-term, we intend to refinance all of the indebtedness maturing in 2023 with new, longer-term debt facilities (the “New Debt Facilities”).

We may receive additional capital from the cash exercise of the Public and Private Warrants. However, the exercise price of our Warrants is $11.50 per warrant and the last reported sales price of our Class A Common Stock on November 18, 2022 was $2.19. The likelihood that Warrant holders will exercise their Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Class A Common Stock and we do not currently expect to receive any cash proceeds from the exercise of Warrants in the short- to medium-term due to the trading price of our Class A Common Stock. If the trading price for our Class A Common Stock continues to be less than $11.50 per share, we do not expect Warrant holders to exercise their Warrants. Similarly, the Private Warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the Private Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

If we raise funds by issuing equity securities, including under the SEPA, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, including the convertible notes proposed to be entered into as part of the Financing Commitment and the New Debt Facilities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings, including the terms of the Financing Commitment and the New Debt Facilities, could impose significant restrictions on our operations and will increase the cost of capital due to interest payment requirements. The capital markets have been very difficult and expensive to access in recent periods, which could impact the availability and cost of equity and debt financing under the Financing Commitment, the New Debt Facilities or otherwise. It is possible that we will not enter into all of financing contemplated with respect to the New Debt Facilities and that no additional funding will be available at all in the capital markets. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost and availability of debt financing.

If we are unable to obtain adequate capital resources to fund operations, we will not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, which could have a material adverse impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely. Similarly, in the longer-term, any inability to repay or refinance our indebtedness maturing in 2023 through the New Debt Facilities or otherwise would have similar effects on our business.

See “—Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(112,918)	$(45,110)
Net cash used in investing activities	(69,865)	(1,344)
Net cash provided by financing activities	176,630	48,071
Net increase (decrease) in cash and cash equivalents	$(6,153)	$1,617

Cash flows used in operating activities

Net cash used in operating activities increased by $67.8 million to $112.9 million for the nine months ended September 30, 2022 compared to $45.1 million for the nine months ended September 30, 2021. The increase in cash used in operating activities was driven by:

●	a $220.9 million increase in net loss.

●	a $112.1 million increase in non-cash charges which was primarily attributable to a $88.1 million increase in equity-based compensation, an increase of $76.9 million in loss from change in fair value of forward purchase option derivative, a $10.9 million decrease in gain of forgiveness of debt, a $3.9 million increase in phantom unit expense, a $1.4 million increase in amortization of debt issuance costs, a $1.3 million increase in deferred compensation expense, a $1.0 million increase in deferred tax income expense, partially offset by a $67.1 million increase in gain from change in fair value of earn-out liabilities and a $5.5 decrease in bad debt reserve.

●	a $41.0 million favorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in favorable impact from accrued expenses by $46.6 million and contract assets by $6.0 million, partially offset by an increase in unfavorable impact from accounts receivable by $7.9 million and prepaid expense by $3.7 million.

Cash flows used in investing activities

Net cash used in investing activities increased by $68.5 million to $69.9 million for the nine months ended September 30, 2022 compared to $1.3 million for the nine months ended September 30, 2021. The increase in cash used in investing activities was primarily driven by payments made under the Forward Purchase Agreement.

Cash flows from financing activities

Net cash provided by financing activities was $176.6 million for the nine months ended September 30, 2022, compared to $48.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 resulted primarily from net proceeds from the Mergers of $175.0 million and proceeds of $8.0 million from the SAFE, offset in part by $4.5 million repayments of long-term debt, and $2.0 million payments of financing costs. Net cash provided by financing activities was $48.1 million for the nine months ended September 30, 2021 resulted primarily from proceeds of $32.5 million from warrants exercised and $22.3 million from long-term debt, offset in part by net payment on line of credit of $4.4 million, repayments of long-term debt in the amount of $1.5 million and $0.8 million payments of financing costs.

Tax Receivable Agreement

In connection with the consummation of the Mergers, we entered into the Tax Receivable Agreement with the common and preferred unitholders of Holdings LLC (“TRA Holders”), whereby following the Mergers, we are obligated to make payments under the Tax Receivable Agreement equal to 85% of certain of our realized (or in certain cases, deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. Rubicon will benefit from the remaining 15% of such tax savings.

The actual future payments to the TRA Holders will vary, and estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events. The actual future payments under the Tax Receivable Agreement are dependent on a number of factors, including the price of Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the TRA; and the portion of our payments under the TRA that constitutes imputed interest or gives rise to depreciable or amortizable tax basis.

A significant portion of any potential future payments under the Tax Receivable Agreement is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by us, assuming Holdings LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by Holdings LLC, our associated taxable income will be affected and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated Tax Receivable Agreement payments to be made. We may however still need to seek additional sources of financing depending on the given circumstances at the time any payments will be made.

While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of its control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial. We generally expect to fund such distributions out of available cash of Holdings LLC, and as a result, such payments will reduce the cash provided by the tax savings generated from the relevant transactions that would otherwise have been available to us and Holdings LLC for other uses, including repayment of debt, funding day-to-day operations, reinvestment in the business or returning capital to holders of Class A Common Stock in the form of dividends or otherwise.

We may incur significant costs in addition to the due course obligations arising under the Tax Receivable Agreement described above. In particular, in the event that (a) we undergo certain change of control events (e.g., certain mergers, dispositions and other similar transactions), (b) there is a material uncured breach under the Tax Receivable Agreement, or (c) we elect to terminate the Tax Receivable Agreement early, in each case, our obligations under the Tax Receivable Agreement would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax savings calculated based on certain assumptions, as set forth in the Tax Receivable Agreement. In addition, the interest on the payments made pursuant to the Tax Receivable Agreement may significantly exceed our other costs of capital. In certain situations, including upon the occurrence of the events described above, we could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings, requiring it to seek funding from other sources, including incurring additional debt. Thus, our obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity.

Despite these potential costs, we do not believe that that the Tax Receivable Agreement will be a material detriment to our future results of operations and liquidity, as any payments required under the Tax Receivable Agreement will arise directly from our realized (or in certain cases, deemed realized) tax savings as a result of certain tax benefits related to the Mergers and future exchanges of Class B Units for Class A Common Stock or cash and are expected to be made in lieu of income taxes otherwise payable by us. Additionally, we will receive the benefit of 15% of any such tax savings.

See Note 1, Nature of operations and summary of significant accounting policies, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for further information regarding the Tax Receivable Agreement.

Debt

On December 14, 2018, we entered into a Revolving Credit Facility, which was subsequently amended, and which provides for borrowings of up to $60.0 million and, as recently amended, matures in December 2023. As of September 30, 2022, we had approximately $30.1 million of borrowings under the Revolving Credit Facility, resulting in an unused borrowing capacity of approximately $21.2 million. We may use the proceeds of future borrowings under the Revolving Credit Facility to finance our acquisition strategy and for other general corporate purposes. The Revolving Credit Facility bore interest at LIBOR plus 4.5% until an amended agreement entered on April 26, 2022, and since the amendment, it bore interest at SOFR plus 4.6%. We entered into an amended agreement on November 18, 2022, which extended the maturity of the Revolving Credit Facility and increased the interest rate thereafter to SOFR plus 5.6%. Additionally, pursuant to the amendment, we committed to raise $5.0 million from the Financing Commitment or a similar commitment by November 23, 2022, and additional $25.0 million from the issuance of equity by the earlier of (i) 5 business days after the date our S-1 filed with the SEC on August 22, 2022 becomes effective, or (ii) January 31, 2023. Our Revolving Credit Facility also includes a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender.

On March 29, 2019, we entered into a Term Loan agreement, which was subsequently amended, and which provides for $60.0 million of term loan secured by a second lien on all of our assets at an interest rate of LIBOR plus 9.5%. The Term Loan matures on the earlier of March 2024 or the maturity date under the Revolving Credit Facility. We did not meet the minimum equity raise requirement of $50.0 million by June 30, 2022, which if not met, the lender could reduce the Term Loan collateral by $20.0 million and require the use of available funds under the Revolving Credit Facility as additional Term Loan collateral. As a result of the $20.0 million reduction in the Term Loan collateral, the availability under the Revolving Credit Facility was reduced by approximately $8.7 million as of September 30, 2022. As of September 30, 2022, we had loans outstanding under the Term Loan agreement with a total carrying value of $49.9 million. On November 18, 2022, we entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. Additionally, we committed to raise $5.0 million from the Financing Commitment or a similar commitment by November 23, 2022, and additional $25.0 million from the issuance of equity by the earlier of (i) 5 business days after the date our S-1 filed with the SEC on August 22, 2022 becomes effective, or (ii) January 31, 2023.  The amended Term Loan agreement also requires us to cause the Yorkville Investor to purchase the maximum amount of our equity interests available under the SEPA and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. If we do not repay the Term Loan in full by March 27, 2023, we will be liable for an additional fee in the amount of $2.0 million, out of which $1.0 million will be due in cash on March 27, 2023, and the other $1.0 million will accrue to the principal balance of the Term Loan. Furthermore, beginning on March 27, 2023, an additional $0.15 million fee will accrue to the principal balance of the Term Loan each week thereafter until the Term Loan is fully repaid.

We may not use the SEPA to fund the new equity financing commitments we agreed to in the amendments to the Revolving Credit Facility and Term Loan, and the financings used to satisfy the commitments under the Revolving Credit Facility amendment may be used to also satisfy the commitments under the Term Loan amendment.

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan secured by a third lien on all of our assets at an interest rate of 15.0%. The Subordinated Term Loan, as recently amended, matures on December 31, 2023. As of September 30, 2022, we had term loans outstanding under the Subordinated Term Loan agreement with a total carrying value of $19.6 million. If we do not repay the Subordinated Term Loan on or before its maturity, the Subordinated Term Loan Warrants will become exercisable for additional Class A Common Stock until such time that the principal and interest are fully paid in cash. On November 18, 2022, we entered into an amendment to the Subordinated Term Loan agreement. The amendment extended the Subordinated Term Loan maturity through December 31, 2023. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million ($2.0 million prior to the amendment), (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.25 million ($0.2 million prior to the amendment) until we repay the Subordinated Term Loan in full.

In addition, we received loans under the PPP, which was established under the CARES Act and is administered by the SBA, for an amount totaling $10.8 million. We elected to repay $2.3 million of the PPP loans during the year ended December 31, 2020. The SBA forgave the PPP loans in the full amount of $10.8 million along with associated accumulated interest during the year ended December 31, 2021, resulting in a refund of the $2.3 million of the PPP loans repaid. As of September 30, 2022 and December 31, 2021, we had no outstanding PPP loan balances. The SBA and other government communications have however indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete.

See Note 5, Debt, and Note 20, Subsequent Events, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed description of our indebtedness and the recent amendments thereto.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On May 25, 2022, we entered into the Rubicon Equity Investment Agreement (Simple Agreement for Future Equity or “SAFE”) with certain investors, whereby, the investors advanced us $8,000,000 and, in connection with the consummation of the Mergers and in exchange for the advancements, (a) Holdings LLC issued 880,000 of its Class B Units to such investors, (b) Rubicon issued 160,000 shares of Class A Common Stock to such investors, and (c) Founder SPAC Sponsor LLC forfeited 160,000 shares of Class A Common Stock. All the obligations thereunder were satisfied upon the Closing and the exchanges for the advancements discussed above. See Note 10, Equity Investment Agreement, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the SAFE.

On August 4, 2022, we entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction with the FPA Sellers. Pursuant to the Forward Purchase Agreement, prior to the Closing, the FPA Sellers purchased an aggregate of 7,082,616 shares of Class A Common Stock from Founder shareholders who, pursuant to the governing documents of Founder, elected to redeem such shares in connection with the Closing, and upon such purchase, the FPA Sellers waived their redemption rights to such securities. The Forward Purchase Agreement resulted in an additional $4.0 million of cash at the Closing. Pursuant to the terms therein, we are entitled to receive certain additional payments in the future periods in connection with certain sales of Class A Common Stock by the FPA Sellers, if any. In addition, we may be required to issue additional shares of Class A Common Stock pursuant to the FPA Agreement. See Note 11, Forward-Purchase Agreement, and Note 20, Subsequent Events, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the Forward Purchase Agreement and for discussion of the occurrence of a VWAP Trigger Event, which could allow the FPA Sellers to accelerate the maturity date of the Forward Purchase Agreement.

On August 31, 2022, we entered into the SEPA with the Yorkville Investor. Pursuant to the SEPA, we have the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock at a discounted per share price until the earlier of the 36-month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. The Company has not sold any shares of Class A Common Stock during the period from August 31, 2022 and September 30, 2022. See Note 12, Standby Equity Purchase Agreement, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the SEPA.

On November 14, 2022, we entered into a binding Financing Commitment with certain existing investors, whereby the investors intend to provide us with up to $30.0 million of financing through the issuance by us of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to this letter would have a term of at least 12 months and any equity or equity linked securities issued under this letter would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the investors agreed to contribute under the Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other equity capital we receive through January 15, 2023. See Note 20, Subsequent Events, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for more information regarding the Financing Commitment.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5, Debt and Note 16, Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, respectively. As of September 30, 2022, our agreement with Palantir Technologies, Inc. requires us to pay an aggregate of $34.3 million through October 2024, $15.5 million of which is due through September 30, 2023. See Note 17, Related party transactions, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding our agreement with Palantir Technologies, Inc. We could also be required to make certain significant payments under the Tax Receivables Agreement discussed above. Additionally, in connection with the Mergers, as of September 30, 2022, $44.2 million of fees for certain advisors have been recognized as accrued expenses on our unaudited interim condensed consolidated balance sheet included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q. As disclosed in Note 20, Subsequent Events, included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q, we settled with an advisor on the fees for certain professional services provided in connection with the Mergers on November 4, 2022, which reduced the total transaction costs by $10.7 million. These advisory fees are due on various dates on or before February 15, 2023, most of which are to be paid in cash or Class A Common Stock at our discretion, in accordance with the terms of the agreements with each of the advisors.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue recognition

We derive our revenue principally from waste removal, waste management and consultation services, platform subscriptions, and the purchase and sale of recyclable commodities. We recognize service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by our services. We recognize recyclable commodity revenue at the point in time when the ownership, risks and rewards are transferred.

Further, judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether we control the service provided to the end-user and are the principal in the transaction (gross), or we arrange for other parties to provide the service to the end-user and are the agent in the transaction (net). We have concluded that we are the principal in most arrangements as we control the waste removal service and are the primary obligor in the transactions. The assessment of whether we are considered the principal or the agent in a transaction could impact the timing and amount of revenue recognized.

Customer acquisition costs

We make certain expenditures related to acquiring contracts for future services. These expenditures are capitalized as customer acquisition costs and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the life of the customer. Amortization of these customer acquisition costs is presented within amortization and depreciation on our consolidated statements of operations. Subsequent adjustments to customer acquisition costs estimates are possible because actual results may differ from these estimates if conditions dictate the need to enhance or reduce customer acquisition costs.

Equity-based compensation

We account for equity-based compensation under the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which require compensation expense for the grant-date fair value of equity-based awards to be recognized over the requisite service period.

Warrants

We have issued warrants to purchase shares of our Class A Common Stock. Warrants may be accounted for as either liability or equity instruments depending on the terms of the warrant agreements. We determine whether each of the warrants issued require liability or equity classification at their issuance dates. Warrants classified as equity are recorded at fair value as of the date of the issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liability are recorded at fair value as of the date of the issuance on our consolidated balance sheets and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on our consolidated statements of operations.

Following the consummation of the Mergers on August 15, 2022, we have both liability-classified and equity-classified warrants outstanding. See Note 9, Warrants, of the unaudited condensed consolidated financial statements included in Item 1 of Part I, “Financial Statements” of this Quarterly Report on Form 10-Q for further information.

Income taxes

Rubicon Technologies, Inc. is a corporation and is subject to U.S. federal as well as state income taxes including the income or loss allocated from its investment in Rubicon Technologies Holdings, LLC. Rubicon Technologies Holdings, LLC is taxed as a partnership for which the taxable income or loss is allocated to its members. Certain of the Rubicon Technologies Holdings, LLC operating subsidiaries are considered taxable Corporations for U.S. income tax purposes. Prior to the Mergers, Holdings LLC was not subject to U.S. Federal and certain state income taxes at the entity level.

We account for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The tax positions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. At September 30, 2022 or December 31, 2021, we have no tax positions that meet this threshold and, therefore, have not recognized any adjustments. While we believe our tax positions are fully supportable, they may be challenged by various tax authorities. If actual results were to be materially different than estimated, it could result in a material impact on our consolidated financial statements in future periods.

The provision for income taxes includes the impact of reserve provisions and changes to reserves as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

Loss contingencies

In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. We record a provision for a liability when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, we disclose the possible loss in the accompanying notes to the consolidated financial statements.

We review the developments in our contingencies that could affect the amount of the provisions that have been previously recorded, and the matters and related reasonably possible losses disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Significant judgment is required to determine both the probability and the estimated amount of loss. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based on new information and future events.

The outcomes of litigation and other disputes are inherently uncertain and subject to significant uncertainties. Therefore, if one or more of these matters were resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Leases

Leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets and lease liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Recent Accounting Pronouncements

For information regarding recently accounting pronouncements, see Note 2, Recent accounting pronouncements, to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “could,” “would,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” the negative of such terms and similar expressions, although not all forward-looking statements contain such identifying words. Forward-looking statements are inherently subject to risks, uncertainties and assumptions and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statement. These forward-looking statements are based upon current expectations, estimates, projections, and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain; factors that may cause actual results to differ materially from current expectations include, but are not limited to: 1) the outcome of any legal proceedings that may be instituted against the Company or others following the closing of the business combination; 2) the Company’s ability to meet the NYSE’s listing standards following the consummation of the business combination; 3) the risk that the business combination disrupts current plans and operations of the Company as a result of consummation of the business combination; 4) the ability to recognize the anticipated benefits of the business combination, which may be affected by, among other things, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; 5) costs related to the business combination; 6) changes in applicable laws or regulations; 7) the possibility that the Company may be adversely affected by other economic, business and/or competitive factors, including the impacts of the COVID-19 pandemic, geopolitical conflicts, such as the conflict between Russia and Ukraine, the effects of inflation and potential recessionary conditions; 8) the Company’s execution of anticipated operational efficiency initiatives, cost reduction measures and financing arrangements; and 9) other risks and uncertainties. More information regarding the risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in our Registration Statement on Form S-1, as filed with the SEC on August 22,2022, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q and the Company’s other filings with the SEC. There may be additional risks that the Company presently does not know of or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements, many of which are beyond the Company’s control. Forward-looking statements are not guarantees of future performance and speak only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and foreign currency rates. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest rate risk

Our exposures to market risk for changes in interest rates relate primarily to our Term Loan Facility and our Revolving Credit Facility. The Term Loan Facility and Revolving Credit Facility are floating rate loans and bear interest subject to LIBOR or SOFR. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

Recyclable commodity price risk

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other recyclable materials. We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2022, we were not a party to any recyclable commodity hedging agreements. In the event of a decline in recyclable commodity prices, a 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our revenues by $7.2 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively. A 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our operating loss by $0.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Foreign currency risk

To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements as the majority of our revenue has been generated in the United States. As we expand our presence in international markets, to the extent we are required to enter into agreements denominated in a currency other than the US dollar, our results of operations and cash flows may increasingly be subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Inflation

To date, the impact of inflation on our business results has been primarily limited to increases of revenue and cost of revenue, such that the net effect has been insignificant to our gross profit, adjusted gross profit and net loss. We expect this trend to continue as most contracts with our waste generator customers allow us to adjust the applicable prices without any significant advanced notice requirement based on the economic environment where fees charged by our hauling and recycling partners are increasing, and recyclable commodity price fluctuations tend to impact both selling and purchasing sides in a similar manner. However, we may not be able to adjust prices quickly enough or sufficiently to offset the effect of certain other cost increases, such as labor costs, without negatively impacting customer demand.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, we completed the Mergers and the internal controls of Rubicon Technologies Holdings, LLC became our internal controls. Management has added resources and implemented a number of process changes to improve the design and implementation of our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, in a manner commensurate with the scale of our operations subsequent to the Mergers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements – Note 16, Commitments and contingencies – Legal Matters.”

Item 1A. Risk Factors

Factors that could materially and adversely affect our business, financial condition and/or results of operations are described in our Registration Statement on Form S-1, as filed with the SEC on August 22, 2022. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and/or results of operations. Other than the risk factor set forth below, there have been no material changes in our risk factors since our Registration Statement on Form S-1, as filed with the SEC on August 22, 2022.

Our current liquidity, including negative cash flows and a lack of existing financial resources, raises substantial doubt about our ability to continue as a going concern, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Pursuant to ASC 205, Presentation of Financial Statements, we are required to and do evaluate at each annual and interim financial statement period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Based on the definitions in the relevant accounting standards and our history of operating losses and negative cash flows, we currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months, which raises substantial doubt about our ability to continue as a going concern.

Although we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, negotiation with respect to the New Debt Facilities and receipt of binding commitments for the Financing Commitment, there can be no assurance that these measures, including the timing and terms thereof, will be successful or sufficient. Any new financing may also lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections, and whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and investors, and our financial performance. The Financing Commitment and the New Debt Facilities are also proposed to include potential equity financing, the terms of which could cause substantial dilution to existing stockholders. In addition, we are formulating additional plans to extend cash availability, including modifying our operations to further reduce spending, but these steps may not produce the anticipated results or provide any benefit at all. While management believes that our plan to address the pending debt maturities is probable of being achieved, and our financial statements have accordingly been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 19, Liquidity, and Note 20, Subsequent Events, to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

If we are unable to obtain adequate additional capital resources to fund our liquidity needs, we will not be able to continue to operate our business pursuant to our current business plan, which would require us to further modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, selling certain business lines or assets or we may be forced to discontinue our operations entirely and/or liquidate our assets, in which case it is likely that equity investors would lose most or all of their investment. The substantial doubt about our ability to continue as a going concern may also affect the price of our common stock and our credit rating, negatively impact relationships with third parties with whom we do business, including customers, vendors, lenders and employees, prevent us from identifying, hiring or retaining the key personnel that may be necessary to operate and grow our business and limit our ability to raise additional capital. Any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended September 30, 2022.

Use of Proceeds

In connection with its Initial Public Offering, Founder incurred offering costs of $18.2 million, consisting of $6.3 million of underwriting fees, $11.1 million of deferred underwriting fees and $0.8 million of other offering costs. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount was payable upon consummation of the Mergers) and the Initial Public Offering expenses, $321.0 million of the net proceeds from our Initial Public Offering and from the Private Placement of the Private Placement Warrants was placed in the Trust Account. After deducting payments to existing shareholders of $246.0 million in connection with their exercise of redemption rights, the remainder of the trust account was used to fund the Mergers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Deadlines for Stockholder Proposals and Director Nominations to Be Considered at the 2023 Annual Meeting of Stockholders

In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”) and the Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”) are set forth below.

Any stockholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2023 Annual Meeting must be received by our corporate secretary at our principal executive offices no later than the close of business on December 27, 2022. Any such proposal also needs to comply with the SEC’s stockholder proposal rules, including the eligibility requirements set forth in Rule 14a-8.

In addition, any stockholder seeking to nominate a director or to bring other business before the 2023 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our corporate secretary at our principal executive offices no earlier than the close of business on February 1, 2023 and no later than the close of business on March 3, 2023. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Bylaws and with any applicable law.

For purposes of stockholder proposals, the “close of business” shall mean 6:00 p.m. local time at the principal executive offices of the Company on any calendar day, whether or not the day is a business day.

Results of Operations and Financial Condition

On November 9, 2022, the Company filed with the SEC a Current Report on Form 8-K (the “Form 8-K”), including as Exhibit 99.1 thereto a press release that announced earnings results for the quarter ended September 30, 2022 (the “Earnings Release”). On November 18, 2022, the Company (1) entered into an amendment to the Revolving Credit Facility agreement and extended its term through December 14, 2023 and (2) entered into an amendment to the Subordinated Term Loan agreement and extended its term through December 31, 2023 (collectively, the “Amendments”).

As a result of the Amendments, the Company has reclassified $69.5 million of indebtedness, previously presented under “Current portion of long-term debt, net of issuance costs” in the Company’s unaudited condensed consolidated balance sheets at September 30, 2022 included in the Earnings Release, as “Long-term debt, net of issuance costs,” as presented in the Company’s unaudited condensed consolidated balance sheets at September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. The Company is not revising the Earnings Release previously filed with the Form 8-K as a result of this subsequent update.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Merger Agreement, dated as of December 15, 2021, by and among Founder, Merger Sub, the Blocker Companies, the Blocker Merger Subs and Rubicon.	Form 8-K	001-40910	2.1	December 17, 2021
3.1	Certificate of Incorporation of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.2	August 19, 2022
3.2	Bylaws of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.3	August 19, 2022
4.1	Specimen Warrant Certificate of Founder.	Form S-1/A	333-258158	4.3	October 12, 2021
4.2	Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.1	October 20, 2021
4.3	Amendment of Warrant Agreement, dated August 15, 2022, by and between Rubicon Technologies, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.5	August 19, 2022
4.4	Specimen Class A Common Stock Certificate of Rubicon Technologies, Inc.	Form S-4/A	333-262465	4.5	June 24, 2022
10.1	Letter Agreement, dated October 14, 2021, by and among Founder, its executive officers, its directors and Sponsor.	Form 8-K	001-40910	10.1	October 20, 2021
10.2^	Indemnity Agreements, dated October 14, 2021, by and among Founder and its directors and officers.	Form S-1/A	333-258158	10.4	October 12, 2021
10.3^	Form of Indemnification Agreement of Rubicon Technologies, Inc.	Form 8-K	001-40910	10.3	August 19, 2022
10.4^	Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form 8-K	001-40910	10.4	August 19, 2022
10.5#	Amended and Restated Registration Rights Agreement, dated as of August 15, 2022, by and among Founder, Sponsor, Rubicon, and certain equityholders of Rubicon.	Form 8-K	001-40910	10.5	August 19, 2022
10.6	Form of Lock-Up Agreement, by and among Founder, Rubicon and certain equityholders of Rubicon.	Form 8-K	001-40910	10.4	December 17, 2021
10.7	Form of Subscription Agreement by and among Founder and the subscriber parties thereto.	Form 8-K	001-40910	10.3	December 17, 2021
10.8	Sponsor Agreement by and among Founder, Rubicon, Sponsor, and certain insiders of Founder.	Form 8-K	001-40910	10.1	December 17, 2021
10.9#	Eighth Amended and Restated Limited Liability Company Agreement of Rubicon Technologies Holdings, LLC.	Form 8-K	001-40910	10.9	August 19, 2022
10.10#	Tax Receivable Agreement, dated August 15, 2022, by and among New Rubicon, Rubicon, the TRA Representative, and certain former equityholders of Rubicon.	Form 8-K	001-40910	10.10	August 19, 2022
10.11^	Amended and Restated Employment Agreement, by and between Nate Morris and Rubicon Global Holdings, LLC, effective as of February 9, 2021, as amended on April 26, 2022 and August 10, 2022.	Form 8-K	001-40910	10.11	August 19, 2022
10.12^	Employment Agreement, by and between Phil Rodoni and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on April 20, 2019, April 16, 2020, August 4, 2020, January 3, 2021, February 3, 2021, and November 30, 2021.	Form S-4/A	333-262465	10.19	May 12, 2022

10.13^	Employment Agreement, by and between Michael Heller and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on July 11, 2018, January 5, 2019, April 16, 2020, September 17, 2020, January 3, 2021, and February 3, 2021.	Form S-4/A	333-262465	10.20	June 10, 2022
10.14	Rubicon Equity Investment Agreement, dated May 25, 2022, by and among Rubicon, Founder, Sponsor, MBI Holdings LP, David Manuel Gutiérrez Muguerza, Raul Manuel Gutiérrez Muguerza, and Sergio Manuel Gutiérrez Muguerza.	Form S-4/A	333-262465	10.21	June 24, 2022
10.15	Form of Insider Loan, dated July 19, 2022, by and between Rubicon and each of those certain members, affiliates, directors and officers of Rubicon.	Form 8-K	001-40910	10.15	August 19, 2022
10.16	Sponsor Forfeiture Agreement, dated August 15, 2022, by and among Founder, Sponsor and Rubicon.	Form 8-K	001-40910	10.16	August 19, 2022
10.17	Underwriting Agreement, dated October 14, 2021, by and between Founder and Jefferies LLC, as representative of the underwriters.	Form 8-K	001-40910	1.1	October 19, 2021
10.18	Forward Purchase Agreement, dated August 4, 2022, by and among ACM ARRT F LLC, Founder, and Rubicon.	Form 8-K	001-40910	10.1	August 5, 2022
10.19#	Fourth Amendment to Loan and Security Agreement, dated April 26, 2022, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc. and Pathlight Capital LP.	Form 8-K	001-40910	10.1	August 19, 2022
10.20#	Loan and Security Agreement, dated December 21, 2021, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.20	August 19, 2022
10.21#	Fifth Amendment to Loan and Security Agreement, dated April 26, 2022, by and among the lenders thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, and Charter Waste Management, Inc.	Form 8-K	001-40910	10.21	August 19, 2022
10.23	Standby Equity Purchase Agreement, dated August 31, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.1	August 31, 2022
10.24^	CEO Transition Agreement, dated October 13, 2022	Form 8-K	001-40910	10.1	October 14, 2022
10.25^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (Rollover Form) under the Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form S-8	333-267947	99.2	October 19, 2022
10.26^	Amended and Restated Employment Agreement by and between Rubicon Technologies Holdings, LLC, Rubicon Technologies, Inc., and Kevin Schubert, dated November 8, 2022.	Form 8-K	001-40910	10.1	November 9, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: November 18, 2022	By:	/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer (Principal Financial and Accounting Officer and Authorized Signatory)