Form 10-K
period 2022-12-31
Rubicon Technologies, Inc.
filed 2023-03-23
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	88-3703651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Main Street Suite #610 Lexington, Kentucky	40507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 479-1507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RBT WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Founder SPAC, our predecessor, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $313,191,833, based on the closing price on that day of $10.06.

As of March 22, 2023, 62,614,404 shares of Class A Common Stock, par value $0.0001 per share, and, 114,886,453 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Unless the context indicates otherwise, references in this report to the “Company,” “we,” “us,” “our” and similar terms prior to the Closing (as defined herein) are intended to refer to Founder SPAC, and after the Closing, to Rubicon Technologies, Inc. and its consolidated subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the anticipated benefits of the Business Combination (as defined herein) and the financial condition, results of operations, earnings outlook, and prospects of Rubicon Technologies, Inc. (“Rubicon” or the “Company”). Forward-looking statements appear in a number of places in this report including, without limitation, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Business.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. You should understand that the following important factors, in addition to those factors described elsewhere in this report, could affect the future results of Rubicon and could cause those results or other outcomes to differ materially from those expressed or implied in such forward-looking statements, including Rubicon’s ability to: 1) access, collect and use personal data about consumers; 2) execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business; 3) anticipate the impact of the coronavirus disease 2019 (“COVID-19”) pandemic and its effect on business and financial conditions; 4) manage risks associated with operational changes in response to the COVID-19 pandemic; 5) realize the benefits expected from the Business Combination; 6) anticipate the uncertainties inherent in the development of new business lines and business strategies; 7) retain and hire necessary employees; 8) increase brand awareness; 9) attract, train and retain effective officers, key employees or directors; 10) upgrade and maintain information technology systems; 11) acquire and protect intellectual property; 12) meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness; 13) effectively respond to general economic and business conditions; 14) maintain the listing of the Company’s securities on the NYSE or an inability to have its securities listed on another national securities exchange; 15) obtain additional capital, including use of the debt market; 16) enhance future operating and financial results; 17) anticipate rapid technological changes; 18) comply with laws and regulations applicable to its business, including laws and regulations related to data privacy and insurance operations; 19) stay abreast of modified or new laws and regulations applying to its business; 20) anticipate the impact of, and respond to, new accounting standards; 21) anticipate the rise in interest rates and other inflationary pressures which increase the cost of capital; 22) anticipate the significance and timing of contractual obligations; 23) maintain key strategic relationships with partners and distributors; 24) respond to uncertainties associated with product and service development and market acceptance; 25) manage to finance operations on an economically viable basis; 26) anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; 17) successfully defend litigation; 28) successfully deploy the proceeds from the Business Combination, the YA Warrant, the YA Convertible Debentures, Insider Convertible Debentures, the Rodina Note, and any proceeds from shares of Class A Common Stock sold pursuant to the SEPA (in each case, as defined herein); and 29) execute anticipated operational efficiency initiatives, cost reduction measures and financing arrangements.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in Part I, Item 1A, “Risk Factors” and elsewhere in this report. Forward-looking statements are not guarantees of performance and speak only as of the date hereof. The forward-looking statements are based on the current and reasonable expectations of Rubicon’s management but are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statements. There can be no assurance that future developments will be those that have been anticipated or that we will achieve or realize these plans, intentions or expectations.

All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Summary of Risk Factors

Risk Related to Our Business and Industry

●	We have a history of net losses and project net losses in future periods. We may not appropriately manage our expenses, nor achieve nor maintain profitability in the future.

●	We may be unable to manage our growth effectively.

●	The waste and recycling industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

●	Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

●	Our customers and the third parties with whom we contract, including waste haulers, are participants in the waste and recycling industry and are therefore subject to a number of unique risks specific to this industry, which directly or indirectly subjects our business to many of the same risks to which their respective operations are subject.

●	Demand for our solutions is subject to volatility in our accounts’ and our haulers’ underlying businesses.

●	Demand for our solutions can be affected by changes in recyclable commodity prices and quantities.

Risks Related to Ownership of Our Securities

●	Certain existing shareholders purchased securities in Rubicon at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in Rubicon may not experience a similar rate of return.

●	Substantial future sales of shares of Class A Common Stock could cause the market price of our shares of Class A Common stock to decline.

●	The issuances of additional shares of Class A Common Stock under certain of our contracts and arrangements may result in dilution of holders of Class A Common Stock and have a negative impact on the market price of the Class A Common Stock.

●	A significant portion of the total outstanding shares of Class A Common Stock (or shares of Class A Common Stock that may be issued in the future pursuant to an exchange or redemption of Class B Units) are subject to lock-up restrictions, but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly.

●	The Public Warrants may never be in the money and they may expire worthless, and the terms of the Public Warrants may be amended in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment.

●	There can be no assurance that the Class A Common Stock and Public Warrants will continue to be listed on NYSE and that we will continue to comply with the continued listing standards of NYSE.

●	The market price and trading volume of Class A Common Stock may be volatile and could decline significantly following the Business Combination.

●	Rubicon may be subject to securities litigation, which is expensive and could divert management attention.

Risks Related to Operating as a Public Company, the Up-C Structure and the Tax Receivable Agreement

●	Our management does not have prior experience in operating a public company.

●	Rubicon will depend on distributions from Holdings LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.

●	Rubicon is required to pay to the TRA Holders most of the tax benefits Rubicon receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of Legacy Rubicon Units (as defined below) in connection with the Business Combination and in the future, and the amount of those payments is expected to be substantial.

●	In certain circumstances, Holdings LLC will be required to make distributions to us and the continuing members of Holdings LLC, and the distributions that Holdings LLC will be required to make may be substantial.

Risks Related to our Indebtedness

●	Our current liquidity, including negative cash flows and a lack of existing financial resources, raises substantial doubt about our ability to continue as a going concern, which may materially and adversely affect our business, financial condition, results of operations and prospects.

●	Our substantial levels of indebtedness could adversely affect our business.

●	The terms and covenants in our existing indebtedness restrict our ability to engage in some business and financial transactions, which could adversely affect our business.

PART I

Item 1. Business.

Business Overview

Mission

Founded in 2008, we are a digital marketplace for waste and recycling and provide cloud-based waste and recycling solutions to businesses and governments. As a digital challenger to status quo waste companies, we have developed and commercialized a proven, cutting-edge platform that brings transparency and environmental innovation to the waste and recycling industry, enabling customers and hauling and recycling partners to make data-driven decisions that can lead to more efficient and effective operations and yield more sustainable outcomes. Using proprietary technology in Machine Learning, Artificial Intelligence (“AI”), computer vision, and Industrial Internet of Things (“IoT”), for which we have secured more than 60 U.S. and international patents, we have built an innovative digital platform aimed at modernizing the outdated, approximately $1.6 trillion global waste and recycling industry.

Through our suite of cutting-edge solutions, we have driven innovation in the waste and recycling industry, reimagined the customer experience, and empowered a wide range of customers, from small businesses to Fortune 500 companies, to municipal and city agencies, to better optimize their waste handling and recycling programs. The implementation of our solutions enables customers to find economic value in their physical waste streams by improving business processes, reducing costs, and saving energy while helping those customers execute their sustainability goals.

Our Company

We are a leading provider of cloud-based waste and recycling solutions for businesses, governments, and organizations worldwide. Our platform brings new transparency to the waste and recycling industry — empowering our customers and hauling and recycling partners to make data-driven decisions that can lead to more efficient and effective operations as well as more sustainable waste outcomes. Our platform primarily serves three constituents – waste generator customers, hauling and recycling partners, and municipalities/governments.

We believe we have built one of the world’s largest digital marketplaces for waste and recycling services. Underpinning this marketplace is a cutting-edge, modular platform that powers a modern, digital experience and delivers data-driven insights and transparency for our customers and hauling and recycling partners. We provide our waste generator customers with a digital marketplace that delivers pricing transparency, self-service capabilities, and a seamless customer experience while helping them achieve their environmental goals. We enhance our hauling and recycling partners’ economic opportunities by democratizing access to large, national accounts that typically engage suppliers at the corporate level. By providing telematics-based and waste-specific solutions as well as access to group purchasing efficiencies, we help large national accounts optimize their businesses. We help governments provide more advanced waste and recycling services that allow them to serve their local communities more effectively by digitizing their routing and back-office operations and using our computer vision technology to combat recycling material contamination at the source.

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now services over 8,000 waste generator customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, which together are representative of our broader customer base. Our waste generator customers are serviced by our network of over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 90 municipalities within the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 60 patents and 20 trademarks.

Our revenues have grown from approximately $359 million in 2018 to approximately $675 million in 2022.

Industry Background & Market Opportunity

Massive and fragmented market

The global waste and recycling industry is massive. Every human on the planet generates waste, and proper waste disposal is a key public service across the globe. In 2020, the waste and recycling market represented approximately $1.6 trillion on a global basis and was projected to grow at an approximately 3.4% compound annual growth rate (“CAGR”) between 2021 and 2030 in North America, according to Allied Market Research. The waste and recycling market in North America, our core operating territory, was approximately $208 billion in 2019 according to Allied Market Research.

The waste and recycling industry is comprised of multiple segments, and there are many parties with different priorities operating across these segments, which we believe creates friction and inefficiencies for the broader ecosystem. Key segments within the industry include:

●	Collection: Involves collecting and transporting waste and recyclable materials from either commercial / industrial sites or residential communities to transfer stations, material recovery facilities (“MRFs”), or disposal sites.

●	Transfer: The solid waste is then consolidated and compacted to reduce the volume and make the transport to disposal sites more efficient.

●	Landfill: Landfills are municipal solid waste facilities that collect and bury whatever isn’t sent to MRFs and are the main depositories for solid waste in North America.

●	Recycling: Facilities that extract reusable commodities out of waste to be repurposed for future use.

●	Waste & Recycling Brokerage: Third parties that work on behalf of businesses to pair them with suitable waste hauling and recycling services.

The waste and recycling industry in the United States is also highly fragmented. While Waste Management, Republic Services, and Waste Connections (the “Big 3”) are large, publicly traded players with substantial market share in the United States, approximately 85% of the North America waste and recycling market was comprised of non-Big 3 haulers in 2019. Furthermore, the Big 3 haulers have historically pursued acquisitions to drive some of their growth, but we believe this strategy will be less viable for them going forward due to increased regulatory scrutiny over large acquisitions.

Stable and Resilient Industry

In addition to being a massive industry, the waste and recycling services market is also incredibly stable and resilient. The disposal of waste is considered a mission-critical service in communities across the world. The United States has long been one of the largest waste-producing countries per capita. The United States ranks third highest in the world, with each person producing approximately 25.8 tons of waste per year according to the World Bank “What a Waste” global database.

These dynamics have also made the industry resilient against economic downturns. Over the past two U.S. recessions in 2001-2002 and 2008-2009, the contraction of U.S. GDP has been approximately 3.4 times greater than the contraction seen in the waste and recycling industry, based on data from the Bureau of Economic Analysis. Further, the industry has historically been very profitable, as evidenced by the reported EBITDA margins of the Big 3, which ranged from an average of approximately 26-30% over the period of 2002 through 2022 based on data from FactSet.

Industry Trends

While the waste and recycling market is massive and stable, several dynamics are driving significant changes in the industry and are creating opportunities to disintermediate the legacy business model.

The waste and recycling industry is highly regulated and complex, and public policy is increasingly focused on improving diversion from landfills and reducing emissions. Current policies tend to encourage and reward reductions in carbon dioxide emissions, and many major cities in the United States have promulgated climate action plans committing to achieve emissions reductions.

Concurrently, traditional waste infrastructure is approaching capacity, and we believe large landfill owners are facing more and more hurdles to get regulatory approval to expand their sites or break ground on new sites. Without prospects for expansion, the average remaining life of landfill capacity is declining rapidly. A study conducted by Environmental Research & Education Foundation in 2015 stated at that time that seven states would likely run out of landfill space in the following five years, one state would reach capacity in five to 10 years, and three states had only 11 to 20 years of remaining capacity.

Historically, the United States has mitigated this infrastructure capacity issue in part by sending waste abroad. However, foreign countries that have historically accepted waste or recycling have recently begun to reduce or otherwise restrict their imports. For instance, China, which handled nearly half of the global recyclable waste for the past quarter-century according to Yale Environment360, instituted its National Sword policy, which banned the import of most plastics and other materials, making exportation into China extremely difficult.

In addition to the logistical problems associated with handling waste, today’s digital-first world has highlighted the industry’s historical under-investment in technology, which has plagued both customers and operators alike. While the large legacy players have been able to rely on their scale and incumbent position, independent operators have been particularly impacted by their inability to make technology investments that could help them optimize their operations and scale more profitably. Meanwhile, given most operators’ lack of technological infrastructure to collect data, customers have historically lacked visibility into pricing and their waste and recycling outcomes, compounding the antiquated, analog customer experience typical of the industry.

Challenges for Constituents in the Waste Value Chain

Challenges for Waste Generators

The preferences and demands of waste generators, who are the customers of the waste cycle, are shifting. They increasingly expect seamless digital customer experiences that provide ease of use and transparency, like those they are experiencing in many other industries and in their personal lives. Corporate consumers are also increasingly making environmentally conscious purchasing and operating decisions, and more and more are looking for greater information to manage and track their operations and hold their service providers accountable for their environmental impact.

Incumbent service offerings in the waste and recycling industry have long been outdated and misaligned with the needs and shifting preferences of their customers. We do not believe legacy players have embraced technology, limiting their ability to provide modern customer experiences that deliver efficiency, convenience, and transparency. Furthermore, we believe these players have made substantial investments in landfills, transfer stations, and other infrastructure, incentivizing them to fill and monetize landfills rather than to think creatively and identify alternative solutions, such as diverting waste streams elsewhere or creating circular solutions.

Challenges for Haulers and Recyclers

Independent waste haulers and recyclers face numerous competitive challenges. Given their limited operating footprint, they struggle to win large, enterprise-class hauling contracts. Without these contracts, the smaller independent players struggle to achieve economies of scale with respect to operating costs and cannot generate sufficient capital to make the substantial investments necessary to modernize their businesses, including the technology upgrades to optimize their operations or improve their customer service experience.

Challenges for Governments

Municipalities/governments have long identified the impact waste disposal and recycling has on the environment, on climate change, and on community quality of life. There has never been a greater focus on eliminating waste as a means of slowing the rapid advance of climate change, and the COVID-19 pandemic has heightened the importance of public health and, consequently, waste management’s crucial supporting role. Sound waste management helps to keep communities healthy while, at the same time, helping to ensure that these communities can thrive, businesses can flourish, and families can live safely. For those communities that are taking tangible steps to make a difference, having credible data is essential for them to take actionable steps to improve the vital service of waste and recycling pick and disposal. With good data, public works departments can better determine where and when to direct human and financial resources to ensure equitable and adequate public services, drive meaningful positive outcomes, and then measure their progress towards limiting waste and achieving the reduction goals promulgated by government leaders.

Outside of waste management, municipalities have also struggled to manage budget constraints while still providing vital adequate public services and maintaining critical infrastructure.

Our Solution

Without owning any hauling, recycling or landfill infrastructure, our digital marketplace allows us to manage the full spectrum of waste and recycling services through an extensive network of more than 8,000 vendor and hauling and recycling partners. Our programs span cardboard (“OCC”), plastic, paper, metal, glass, pallets, electronics recycling, construction and demolition (“C&D”), organics recycling (including food waste and composting services), grease and oil recycling, and single-stream recycling (“SSR”), among other adjacent services. Our subject matter experts manage recyclable commodity marketplaces, zero-waste programs, and other sustainability offerings across our portfolio.

Underpinning our digital marketplace is a cutting-edge, modular, digital platform that allows us to deliver value, transparency, and seamless digital experiences to our customers and hauling and recycling partners. We leverage our technology to audit hauler invoices and match to landfill weight tickets or recyclable commodity bills of lading. We provide customers with dashboards and digital tools to manage and monitor their waste services, and we provide our hauling and recycling partners with technology tools that help them optimize their operations.

This platform has been packaged into solutions that we offer to various parties in the waste and recycling value chain. RUBICONSmartCity, an advanced smart city solution, helps municipalities achieve and maintain more efficient, effective, and sustainable waste and recycling operations. RUBICONPremier, an enterprise SaaS solution, allows haulers and recyclers to scale their operations into new geographies more efficiently.

Solutions for Waste Generators

Our cloud-based digital marketplace provides an innovative customer experience through an easy-to-use interface, where customers can order new services and manage existing services, track invoices, and view environmental outcomes. We provide commercial waste generators—such as commercial property owners, the hospitality and restaurant industries, retail services and logistics companies—an all-in-one waste and recycling solution that allows for enhanced visibility into our customers’ waste management services. This means deeper insights into their waste streams, informed decision making, and increasingly efficient action taken across locations. These features are designed to save time and minimize waste throughout the organization by reducing administrative support costs in managing complex waste and recycling programs, identifying waste reduction and landfill diversion opportunities, and designing and implementing solutions to deliver on them. We also empower customers to report on their environmental goals through data visibility and by aggregating waste diversion activities and generating custom reports on carbon emission reductions. These data and reports are then reviewed and substantiated by a third party.

Solutions for Haulers & Recyclers

We work with a network of more than 8,000 hauling and recycling partners. Through our extensive network, we provide our hauling and recycling partners with access to large, often national multi-location accounts that they can service within their local markets or with their narrower service capabilities. We have also developed products that enable haulers and recyclers to better scale their businesses and optimize their operations through several programs.

RUBICONPro App

The RUBICONPro App sits on the truck dashboard, providing drivers with route details, navigation, and alerts while collecting real-time service information as well as vehicle tracking and safety metrics. Drivers can safely interact with the app to record weight tickets, verify instances of service confirmation, report issues, and more in real time. Without our product, most, if not all, of this work would be done manually and on or through multiple disparate services. Our products can reduce truck repair costs with vehicle maintenance insights, which alert haulers and recyclers regarding everything from routine service needs to severe mechanical issues, creating opportunities to improve performance and operate more efficient fleets.

RUBICONPro Pod

The RUBICONPro Pod plugs into the existing diagnostics port inside the truck’s cab to automate service confirmations, recording the date and time of services and proactively communicating them to the waste generators. Our hardware and digital platform are compatible with virtually any truck with the requisite port, making this a useful solution for residential, commercial, cart, and roll-off services. Once the pod is installed, no further driver interaction is required.

RUBICONSelect

RUBICONSelect is a buying consortium program in which we have negotiated preferred rates with certain third parties specifically for the benefit of our partners that provide waste and recycling services on our behalf. The program empowers haulers and recyclers across the country with new business opportunities, savings, and tools they would otherwise not have access to, all through a user-friendly interface. Foremost is that we offer our hauling and recycling partners new business opportunities to service their own waste generator customers. Given that many of our customers have a national presence (if not international), we believe the only way a local supplier can get access to these important locations is often through us.

In addition to helping scale small and medium size business (“SMB”) haulers and recyclers, we leverage the scale of our business to negotiate better, “big-business” pricing and terms for our hauling and recycling partners. Leveraging our scale, which can provide the same buying power as some of the largest waste services companies, the haulers and recyclers in our network are better positioned to successfully compete by reducing their operating costs, thereby freeing up capital that they can invest in their businesses. We have numerous buying program partners, including Commercial Credit Group (CCG), ACE Equipment, Concorde Inc., Wastequip, and more. RUBICONSelect is recruiting new program partners daily to provide a wide breadth of offerings including financing, equipment purchase, rentals, insurance, maintenance, fuel, tires, and more.

We have not yet monetized RUBICONSelect but have plans to do so in the near term.

Solutions for Governments

In addition to working with commercial waste generators and commercial waste and recycling service providers, we have deployed our technology in more than 90 municipalities to help them manage their waste and recycling infrastructure and reach their sustainability goals. We use our proprietary technology to digitize trash and recycling routes, allowing collection crews to cover routes more effectively and efficiently while automating many reporting processes.

RUBICONSmartCity is a smart city technology suite that helps city and other municipal governments everywhere run more efficient, effective, and sustainable operations. A software-as-a-service (“SaaS”) offering originally designed for waste and recycling fleets, this full-service solution can be deployed across virtually any fleet to help reduce costs, improve service, and contribute to an enhanced quality of life for citizens.

RUBICONSmartCity can help governments save tax dollars by transforming existing government-owned fleets into roaming data collection centers, delivering insights about specific conditions throughout the community. Waste-specific insights include recycling participation and overflowing containers, as well as insights about material contamination directly at the source. Examples of general city infrastructure assessment insights include identifying and indexing instances of road potholes, broken curbs, vacant homes, and graffiti. Our technology helps improve neighborhood streetscapes by monitoring vehicle health, improving driver behavior, and improving material collection efficiency, which can result in more sustainable, resilient, and equitable neighborhoods.

For the years ended December 31, 2022 and 2021, our revenue generated from sales to government entities was less than 5% of our total revenue.

Solutions for Global Fleets

Our various SaaS offerings help waste and recycling companies around the world to digitize their operations while equipping governments and businesses of all sizes to initiate or grow their waste collection capabilities with a digital cloud-based model. Our solutions allow companies to replicate our innovative, asset-light model by providing a third-party logistics technology backbone and by allowing services to be provided across a wider geographic coverage area than what may otherwise be covered by a vertically integrated asset footprint. Features within the product enable users to provide an enhanced experience for their own waste generator customers, the opportunity to restructure the cost of their collection operations, and the ability to enter new markets without massive investment.

Strengths and Competitive Advantages

Our business model provides a transparent marketplace that digitizes the waste and recycling sector for waste generators, municipalities and hauling and recycling partners. We gain, maintain, and grow our customer and partner relationships by providing what we believe are superior solutions that can help all these constituents save money. We believe we have expertise and competitive advantages that will allow us to continue to maintain and grow our market share.

Cloud-Based Model Reduces Costs and Benefits from the Network Effect

Our business model is highly scalable because of its digital, cloud-based nature; it does not depend on owning any physical infrastructure such as trucks or waste facilities. Without any physical infrastructure and the working capital requirements inherent in those operations, we can efficiently and effectively deploy our platform around the world without the capital investment or the exposure that comes along with owning and operating this infrastructure.

Our platform also benefits from significant network effects. As more waste generator customers join our platform, increased waste and recycling volumes improve our ability to negotiate with haulers and recyclers. Increased waste and recycling volumes also create efficiencies within haulers’ and recyclers’ routes and operations, because the marginal cost of servicing additional locations within an existing route is comparatively low, which can improve service and pricing for our customers. Additionally, as the network expands, the amount of data we collect increases, allowing us to learn and further improve our solutions, benefiting all network participants. As our pricing improves with haulers and recyclers and as our expanding data asset improves its ability to deliver new circular solutions, our overall value proposition improves for our waste generator customers.

Business Model and Customer Interests are Aligned Benefiting Us and Providing Greater Value to Customers

Our platform provides service and cost transparency to both our customers and partners along with automated business processes, allowing them to make informed decisions based on their priorities, whether it’s business growth, cost savings, or environmental outcomes.

Our incentives are aligned with our waste generator customers, both economically and environmentally. Landfill owners and operators often generate revenues through collection volumes and tipping fees, so they are incentivized to collect bins more frequently than necessary even when they are not full. Because we do not own landfills, we are not motivated by maximizing volumes and / or tipping fees. Therefore, we can work with our customers to optimize service levels for their business needs. In practice, we advise our waste generator customers on the implementation of new source separated recycling programs and educate store-level employees on how to safely and efficiently manage such program implementation and execution. Additionally, we will work upstream with our customers to design and effect reverse supply chain programs to aggregate valuable waste stream materials at central locations, or even to design programs that create internalized, circular solutions or reduce waste at the source.

Further, using our proprietary computer vision-based technology and our team of subject matter experts to examine the contents of a waste stream, we can assess the material composition of the waste stream. This information provides multiple benefits, including providing more detailed information about the contents and allowing the customers to identify opportunities to divert certain materials from landfills. Using this information, we and our customers can generate better environmental outcomes and we can also create significant economic benefits by selling the materials collected from our customers to recycling and processing facilities which often results in additional revenue opportunities and reduced tipping fees.

For RUBICONPro, RUBICONPremier, and RUBICONSmartCity, our SaaS offerings, the core of services is about maximizing the use of scarce resources. We do this by optimizing routes and full fleet operations, by providing data for preventative vehicle maintenance, and by focusing on improving driver safety and behavior, which can improve outcomes for all constituents: drivers, supervisors, government officials, and residents.

Superior Technology

Our user-friendly platform is vertically integrated and gives us control of all critical operations and transaction elements, which facilitates a fast, simple and consistent user experience. We believe our ground-breaking technology is what the industry has needed for many years.

Our technology can affect all parties within the waste and recycling ecosystem:

●	We service waste generators’ needs through our network of haulers and recyclers and with vendor management, compliance, invoicing, payments, and receipts managed on our digital platform. We service requests through our proprietary customer portal RUBICONConnect or directly from waste generators via FMS / OMS system integrations, with real-time confirmation of service.

●	We equip haulers and recyclers with technology to detect location, load and capacity. Haulers and recyclers digitally receive dispatched orders to be configured into their existing routes.

●	Municipal fleets are equipped with telematics and AI cameras to collect data for asset optimization. The resultant operational efficiencies can drive taxpayer savings, turning a garbage truck into a “roaming data center” that can deliver critical infrastructure assessments for governments all while performing its primary functions.

●	Our technology also helps implement advanced recycling programs, coordinating multiple vendors, directing the waste feedstock to specific processing facilities, and tracking end-destinations for traceability.

●	We enable data-driven waste management for all our partners, and integrated landfill operators process volumes contracted to us.

Depth & Quality of Hauling & Recycling Network Benefits All Constituent Parties

We work with a network of more than 8,000 hauling and recycling partners. The scale of our network means we have access to vastly more hauling and recycling options through our digital platform. Our ability to access this extensive network benefits our waste generator customers and enables us to mitigate business risks for the customers associated with sole sourcing, including labor shortages, cost offsets (overages, contamination, etc.), and unaccommodating supplier scheduling.

The stickiness of the supplier side of our marketplace is ensured by the valuable services we provide them. Foremost is that we offer our hauling and recycling partners new business opportunities to service our waste generator customers. Given that many of our customers have a national or even global presence, often the only way a local supplier can get access to these important locations is through us.

We also offer our hauling and recycling partners a digital platform that is simple and efficient and can help them improve their routing, fleet operations, and driver behavior.

Lastly, we offer the benefits of scale to even the smallest haulers and recyclers through a buying consortium where the haulers and recyclers can save money on items critical to their businesses (fuel, parts, tires, insurance, etc.). We have not yet monetized this buying consortium but have plans to do so in the near term.

Number of Blue-chip Customers Creating Barrier to Entry

Our platform has been validated by a diverse group of over 8,000 customers in businesses and governments, most of which are under long-term contracts. Our typical customer agreement has a term of 3 years, providing confidence in and visibility towards future revenue streams. Our large and national accounts have also attracted many haulers and recyclers to the platform. Some of our blue-chip customers include Apple, Starbucks, Walmart, Dollar General, Chipotle, and FedEx.

Our Growth Strategies

The foundation of our business is our digital marketplace platform where it seamlessly transacts with our customers and hauling and recycling partners. The majority of our revenue is generated via this digital marketplace, which allows us to capture additional revenue streams through solutions designed to modernize hauling and recycling operations. We believe we have multiple proven avenues for future growth, including through increasing our geographic reach and the depth of our customer and hauling and recycling networks in those markets.

Organic Customer Growth Through New Customer and Contract Wins Based on the Strengths of Our Solutions

We have built a first-class sales and marketing organization that has helped build our base of more than 8,000 customers. We combine cutting-edge and sorely needed technology solutions with deep subject matter expertise in a mission-critical sector. Our products are designed to save customers money, provide for a more transparent and seamless customer experience, and help customers achieve positive environmental outcomes. This differentiated proposition creates a strong product-market fit within an industry that is ripe for change.

Additionally, we are uniquely capable of providing a “one-stop-shop” solution for all the waste generator customers’ waste and recycling needs. We offer a tiered solution, beginning with simply auditing and administering an incumbent hauler’s existing program for waste generators, through to the creation and provisioning of a full zero-waste program.

Organic customer growth is expected to continue to be a core driver of growth for us for the foreseeable future as a result of these and other strengths.

Growing Revenues with Existing Customers

We have proven our ability to expand our customer relationships. This is achieved both by expanding our geographic penetration across a waste generator customer’s footprint over time as well as by working collaboratively with our customers to identify incremental services that can be offered to further enhance their waste and recycling programs. Our waste generator account managers are empowered and incentivized to expand our existing customer relationships.

Adding More Service Capabilities

We have demonstrated our ability to expand our capabilities in the past. We have expanded our waste marketplace service capabilities to over 150 material types and multiple fleet types, and even beyond waste and recycling. We intend to continue to add service capabilities and invest in product development and have the platform, vision, and data to fuel growth.

From a customer perspective, we currently service national and SMB waste generator accounts, predominately within the U.S. market. Through our SaaS-based offerings, we have already expanded our footprint internationally and expect to continue this expansion – first by leading with technology, then by building out digital marketplace offerings in these markets.

As our business expands in its breadth and depth, we will continue to refine how we monetize our products and relationships. Today, we earn money from licensing our technology, from waste and recycling services within our digital marketplace and by participating in recyclable commodity sales transactions. By servicing all the constituents within the waste and recycling ecosystem, we have gathered valuable datasets that we have begun and will continue to offer on their own as data subscriptions. Further, we expect to be a larger player in establishing recycling and recyclable commodity marketplaces.

International Expansion within Existing Markets and into New Markets

We believe we are a global innovator in the waste and recycling industry and have successfully deployed our solutions in 20 countries though we currently generate the vast majority of our revenue within the United States. We intend to continue selling our solutions globally.

Strategic Acquisitions

We intend to grow by acquiring other businesses and the customers they serve. We have proven our ability to identify and execute on attractive acquisition targets. We have acquired and successfully integrated multiple businesses and have established a repeatable process for identifying and integrating complementary companies. Furthermore, we have spent considerable efforts building relationships across the industry, helping to build a large pipeline of additional acquisition opportunities.

Corporate History and Certain Other Transactions

We were originally incorporated in the Cayman Islands on April 26, 2021 as Founder SPAC (“Founder”), a special purpose acquisition company, formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On October 19, 2021, Founder consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Stock Market LLC (“Nasdaq”).

On August 15, 2022, we consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated December 15, 2021 (the “Merger Agreement”), by and among Founder, Ravenclaw Merger Sub LLC, Ravenclaw Merger Sub Corporation 1, Ravenclaw Merger Sub Corporation 2, Ravenclaw Merger Sub Corporation 3, Boom Clover Business Limited, NZSF Frontier Investments Inc., PLC Blocker A LLC, and Rubicon Technologies, LLC (“Holdings LLC”). Pursuant to the Merger Agreement, among other things, Founder domesticated as a Delaware corporation, changed its name to Rubicon Technologies, Inc. (“Rubicon”) and began trading on the New York Stock Exchange (“NYSE”) under the symbols “RBT” and “RBTWS.”

Certain additional agreements were entered into connection with the execution of the Merger Agreement and the closing of the Business Combination (the “Related Agreements”). The Related Agreements include subscription agreements, sponsor agreement, support agreement, lock-up agreements, amended and restated registration rights agreement, tax receivable agreement, warrant agreement amendment, amended and restated limited liability company agreement, equity investment agreement, and forward purchase agreement.

The descriptions of the agreements set forth above are not complete and are subject to and qualified in their entirety by reference to the full text of the applicable agreements, copies of which are filed as exhibits to this report and are incorporated herein by reference.

Human Capital Resources

Our People and Culture

We are passionate about our people, and work hard to attract, develop, and retain employees who share our core values and are committed to achieving our mission to end waste. As of December 31, 2022, we had 434 employees, 430 of whom were based in the United States. None of our employees are represented by a labor union, and we consider our relations with our employees to be very good. A strong commitment to diversity and inclusion is central to our core values in all that we do. We also support the following employee affinity groups: African American Affinity Group, Latin American and Caribbean Heritage Affinity Group, Asian and Pacific Islander Affinity Group, Veterans Affinity Group, LGBTQ+ Affinity Group, and Women in Leadership Affinity Group. The groups meet routinely to discuss matters important to them, host social events and volunteer opportunities, and make presentations at our All Hands meetings to share topics of interest with all our employees.

As part of our measures to reduce spending and preserve cash available for the operations, on November 17, 2022, the Board of Directors committed to a reduction in force plan (the “Plan”). The Plan involved a reduction of 55 employees, which was approximately 11% of our workforce upon commencement of the plan.

Benefits, Health, Safety & Wellbeing

We are proud to offer an employee benefits package that aligns with our commitment to being a great place to work. This includes benefits such as 100% employer paid health insurance for the family unit, an employee assistance program for mental wellbeing, paid maternity and paternity leave, and unlimited vacation for exempt employees. We also focus on the financial wellbeing of our employees with competitive compensation, a 401(k) plan with employer match, and financial education programs.

We currently maintain four offices: a headquarters in Lexington, Kentucky; and offices in Atlanta, Georgia, New York, New York and Tinton Falls, New Jersey. The remainder of our employees work from their home.

Sales

The Commercial Sales organization is responsible for initiatives to drive growth, retention, and overall client satisfaction through new opportunity development, pipeline execution, account planning, and client service.

The Commercial Sales organization is separated into the below business units:

●	Key Account Sales: Responsible for sales development and closing new customer accounts with annual revenues over certain thresholds

●	Mid-Market Sales: Responsible for sales development and closing new multi-location customer accounts with annual revenues below certain thresholds

●	SMB Sales: Responsible for leading a highly digitized sales process for primarily single-location new customer accounts for small and medium size businesses

●	Launch and Implementation: Responsible for overseeing new account setup and expansion projects, irrespective of new customer account size

●	Partnerships: Responsible for building an eco-system of referral partners and channel sales

●	Key Account Management: Responsible for managing and growing our existing key account customers

We established a “land and expand” strategy within our existing book of business which we believe has delivered more reliable and substantial revenue growth on a year-over-year basis. This strategy means that we may initially acquire a small footprint of a waste generator customer account, a municipality or a hauler/recycler and over time expand the product offering through the RUBICONConnect platform, RUBICONSmartCity and RUBICONPro.

Marketing

In order to market our services effectively, acquire new customers, and build brand awareness in key geographies, we deploy a multi-channel marketing strategy designed to reach prospects and expand our relationships with existing customers – a “land and expand” strategy – by communicating the operational benefits and value of our solutions. Our paid marketing campaigns, discussed in more detail below, are augmented by other unpaid/organic activities including regular social media updates and press/media placements. We also use a range of brand assets to further drive awareness of our products and services in high-value and high-visibility placements.

Digital – Digital advertising, which includes website display ads, geo-targeted mobile advertising, pay-per-click, and paid search advertising such as Google and Bing, is a central component of our marketing strategy. Given this channel’s precise targeting capabilities, we can effectively and efficiently reach our ideal buyers wherever they are.

Social Media – Our social channels are a key part of our marketing efforts. Using both paid and organic programs, we advertise on a number of different social media feeds and channels, including Twitter, LinkedIn, Instagram, and Facebook.

Offline Media – We run offline advertising campaigns in markets where such opportunities are available and of demonstrable value, including billboards/out-of-home placements, and transit advertising.

Events – We participate in many industry and industry-adjacent events identified by our marketing team in close consultation with our Commercial Sales Organization. We also have an enterprise webinar platform which is used to develop and co-host webinars with customers, prospects, thought-leaders, and officials on important waste and recycling industry topics such as food waste and labeling, plastic pollution, and environmental innovation.

Special Projects – Each year, we run special projects intended to further our mission and build our profile in our industry and beyond. One of the notable examples is Trick or Trash – our annual Halloween campaign targeted at schools and small businesses, which is designed to mitigate the waste that builds up over the course of the Halloween season.

Communications Programs – We pursue media placements with industry and non-industry publications and actively pitches stories to journalists and media outlets to garner additional coverage.

Competition

Our industry is highly competitive, and we encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. Our platform and solutions address the needs of a variety of industry participants, including waste generators, haulers/recyclers, and varying levels of government, meaning we compete in a number of segments with a wide array of competitors, including some of our own customers. We principally compete with large national waste management companies such as Waste Management and Republic Services, counties and municipalities that maintain and manage their own waste collection and disposal operations, and regional and local companies of varying sizes and financial resources. Our industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and other waste brokers that rely upon haulers in local markets to address customer needs.

We compete on a variety of factors, including quality of services, ease of doing business and price.

Product Development

We continue to make substantial investments in product development because we believe it is essential to improve and optimize our platform and underpins our goal to drive innovation in the waste and recycling industry. Our product development roadmap balances technology advances and new offerings with regular enhancements to existing solutions. We are continuously looking for ways to improve our proprietary platform and solutions, following a roadmap to build and deliver additional functionalities to our customers and partners. Our allocation of product development resources is guided by management-established priorities, input from team members, and user and sales force feedback.

As of December 31, 2022, we had 48 employees focused on our product development activities. For the years ended December 31, 2022 and 2021, our product development spending was $37.8 million and $22.5 million, respectively, and, as a percentage of total revenues, was 5.5% and 3.9%, respectively. We intend to continue to invest in our product development capabilities to extend our platform.

Intellectual Property

Intellectual property rights are critical to our success. We rely on a combination of patents, copyright, trademark, and trade secrets in the United States and other jurisdictions, as well as confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary platform, software, know-how, and brand. As of February 28, 2023, we had more than 60 patents granted in the United States and internationally combined. Among other things, our patents and published patent applications address hauler and vendor facing innovations that enable monitoring and management of waste hauling vehicles including service confirmation, load monitoring, vehicle weight determination, bin overflow detection, route determination, intelligent dispatching, unscheduled stop detection, and remote waste auditing; customer-facing innovations that allow customers to make on-demand service requests, remotely manage waste services, request bulk material removal, and track waste receptacles; innovations related to intelligent dispatching, remote auditing, route generation, and residential waste management systems; and smart cities innovations including systems for monitoring waste service regulation and compliance data, road condition detection, smart bins and sensors offering use-based incentives, and air quality-based waste management. In addition, from time to time we enter into collaboration arrangements and in-bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our solutions. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.

Our names, logos, website names, and addresses are owned by us or licensed by us. We reference herein trademarks, trade names, and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to herein may appear without the ®, TM, or SM symbols, but the lack of those references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names, and service marks. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply - and such use or display should not be construed to imply - endorsement or sponsorship of us by these other parties.

Regulation

The waste and recycling industry is highly regulated with a complex array of laws, rules, orders and interpretations governing environmental protection, health, safety, land use, zoning, transportation and related matters. These regulations and related enforcement actions can significantly restrict operations of landfill operators and haulers by imposing: limitations on siting and constructing new or expanding existing waste disposal, transfer, recycling or processing facilities; limitations or levies on collection and disposal prices, rates and volumes; limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; mandates regarding management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams. Additionally, landfill operations emit anthropogenic methane, identified as a greenhouse gas, and vehicle fleets emit, among other things, carbon dioxide, which also is a greenhouse gas, and efforts to curtail the emission of these and other greenhouse gases and to ameliorate the effects of climate change continue to progress. Although passage of comprehensive, federal climate change legislation may not occur in the near term, any such legislation, if enacted, could significantly restrict and impose significant costs on the waste industry. Although we do not own or operate landfills or transfer stations nor do we operate as a hauler, many of our customers and third parties with whom we contract are in one or more of these categories, and therefore subject to the foregoing regulations.

Information About Our Executive Officers

The following are our current executive officers:

Name	Age	Position
Phil Rodoni	50	Chief Executive Officer and Director
Kevin Schubert	46	President and Chief Financial Officer
Renaud de Viel Castel	44	Chief Operations Officer
David Rachelson	42	Chief Sustainability Officer
Dan Sampson	46	Chief Marketing & Communications Officer
Tom Owston	36	Interim Chief Commercial Officer

Phil Rodoni. Mr. Rodoni is our Chief Executive Officer and a member of our Board. Until October 2022, Mr. Rodoni served as our Chief Technology Officer and in this role at Holdings LLC since 2015, where he leads all of Rubicon’s technology innovation, product development, business intelligence, and research and development. From 2011 to 2015, Mr. Rodoni served as Vice President of Software Development at Esurance, where he enabled the company to expand its offerings and geographic footprint. From 2010 to 2011, Mr. Rodoni served as Vice President of Software Development at Travelzoo (Nasdaq: TZOO). Prior to that, Mr. Rodoni served as Vice President of eBusiness at Charles Schwab (NYSE: SCHW) where he launched its mobile offerings and managed its electronic channels from 1997 to 2009 and Senior Consultant at SEER Technologies from 1994 to 1997. Mr. Rodoni received a B.A in Economics from the University of California at Berkeley and an M.B.A. from the Haas School of Business.

Kevin Schubert. Mr. Schubert is our President as of November 2022 and our Chief Financial Officer as of February 2023. He previously served as our Chief Development Officer and Head of Investor Relations since August 2022. Prior to joining Rubicon, Mr. Schubert held senior executive and advisory roles in multiple companies, including as Chief Financial Officer of the Ocean Park Group, an early stage company focused on experiential hospitality, from August 2020 to August 2022, as a Consultant to Founder SPAC, the Company’s predecessor, from December 2021 to May 2022 and as Chief Operating Officer of Altitude Acquisition Corp. from December 2020 to August 2022. In addition, Mr. Schubert served as the Senior Vice President of Corporate Development and Strategy at Red Rock Resorts, Inc. from August 2017 to July 2020, where he led key initiatives in mergers and acquisitions, contract negotiation, and strategic planning, and as Vice President of Strategy and Operations and Associate General Counsel at Las Vegas Sands Corp. Mr. Schubert started his career as a consultant at Accenture and was trained as an attorney at Gibson, Dunn & Crutcher LLP, where he was a Corporate Finance Associate. Mr. Schubert received both a J.D. and an M.B.A. from The University of California, Los Angeles and a Bachelor of Science in Management Information Systems from The University of Arizona.

Renaud de Viel Castel. Mr. de Viel Castel is our Chief Operating Officer and previously served in this role at Holdings LLC since 2020, where his operational responsibilities include leading the Innovations and Vendor Relations department, overseeing the Customer Account department, Business Analytics and the Procurement teams, driving product use and adoption, as well as process automation and digitization of the company. Prior to his appointment as Chief Operating Officer, Mr. de Viel Castel served as Holdings LLC’s Senior Vice President for Global Expansion from 2019 to present, where he is presently also responsible for building international relationships with environmental solutions companies, developing innovative partnerships with commercial and government customers across the globe, and overseeing the Company’s growth worldwide. Mr. de Viel Castel brings more than fifteen years of experience in leading operational teams. Before joining Rubicon, from 2005 to 2015, Mr. de Viel Castel was General Manager at Transdev North America, a leader in the transportation industry and the largest private sector provider of multiple modes of transportation in North America, and General Manager at Veolia Environment, a leading provider of environmental solutions. Mr. de Viel Castel received his bachelor at EDC Paris Business School with a major in Economics and a Master of Science in global management from Neoma Business School of Rouen.

David Rachelson. Since 2020, Mr. Rachelson has served as Rubicon’s Chief Sustainability Officer, spearheading the company’s sustainability efforts focused on achieving the company’s mission to end waste through increased landfill diversion and innovative circular economy solutions. Prior to this role, Mr. Rachelson served as Holdings LLC’s Vice President of Sustainability from 2017 to 2020 and Holdings LLC’s Director of Sustainability from 2015 to 2017. Mr. Rachelson serves on the Advisory Board of the Ray C. Anderson Center for Sustainable Business at Georgia Tech’s Scheller College of Business. Mr. Rachelson earned a B.A. from George Washington University and an M.B.A. from Emory University’s Goizueta Business School.

Dan Sampson. Mr. Sampson is our Chief Marketing & Communications Officer and previously served in this role at Holdings LLC, where he manages Rubicon’s enterprise marketing and communications programs, including digital and traditional marketing campaigns, social media, events, press and media, and all other external marketing and communications initiatives. Prior to joining Rubicon, Mr. Sampson was Director of Global Marketing Campaigns at IPSoft Inc. from March 2018 until August 2019, where he supported the sales, engineering and cognitive teams through enterprise and industry-focused marketing programs and led member engagement, event programming and communications for the AI Pioneers Forum, a global gathering of AI practitioners and thought leaders. Prior to IPSoft Inc., Mr. Sampson was Director of Marketing & Communications at the New York Stock Exchange from September 2014 until March 2018, where he devised and managed global integrated marketing programs for NYSE-listed companies and led external communications for the sales, client management and regulatory teams. Mr. Sampson has also worked in other senior marketing positions at CBS Corporation, Marriot International, and the Corporate Executive Board. Mr. Sampson received a B.A. in Communications and Information Technology from the University of East London School of Arts and Digital Industries.

Tom Owston. Mr. Owston is our interim Chief Commercial Officer and previously served in this role at Holdings LLC since June 2021, overseeing all U.S. accounts with a focus on retention, customer satisfaction, and growth. From September 2020 to June 2021, Mr. Owston was Holdings LLC’s Vice President of Sales and Customer Relations. He rejoined Holdings LLC in September 2020, after two years at ADP (Nasdaq: ADP), where he served as District Manager for TotalSource and consulted with companies on HR solutions. Prior to ADP, Mr. Owston was Holdings LLC’s Director of Retail Business from 2015-2018. Previously, Mr. Owston worked as an Account Executive at Mercatus, a vertical SaaS platform built specifically for the renewable energy industry, and as a Strategic Account Director at Big Belly Solar, an Internet of Things trashcan hardware/software company. Mr. Owston received a B.S. in History with a minor in Business Administration from Northeastern University and currently serves as a member of the board of directors for Northeastern University’s Rowing Program.

Available Information

We are subject to the information and reporting requirements of the Exchange Act and, in accordance with this law, we file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at www.sec.gov and on our website, free of charge, at www.rubicon.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained in or accessible from our website does not constitute part of and is not incorporated into this report, and you should not consider it part of this report. We have included our website address in this report solely as an inactive textual reference.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Related to Our Business and Industry

We have a history of net losses and project net losses in future periods. We may not appropriately manage our expenses, nor achieve nor maintain profitability in the future.

We have experienced net losses in each year since inception, including net losses of $281.8 million and $73.2 million for the fiscal years ended December 31, 2022 and 2021, respectively, and we may incur net losses in the future. While we project net losses to continue in future periods, it is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in product development. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a public company. Our indebtedness also bears interest at rates as high as 15%, which requires us to commit significant amounts to interest expense. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

We may be unable to manage our growth effectively.

Our growth strategy places significant demands on our financial, operational and management resources. To continue our growth, we may need to add administrative, managerial and other personnel, and may need to make additional investments in operations and systems and this expansion will require us to increase our spending on working capital. We cannot assure you that we will be able to find and train qualified personnel, or do so on a timely basis, or to expand or otherwise modify our operations and systems to the extent, and in the time, required, or that we will be able to fund this expansion and increased spending on working capital from operating cash flows, debt or equity financing or other sources.

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as the Sarbanes-Oxley Act or “SOX”, (2) reduced disclosure obligations regarding executive compensation and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our Class A Common Stock less attractive because we may rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date that we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected, and expect to continue, to avail ourselves of this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are an emerging growth company and smaller reporting company and as such are subject to various risks unique only to emerging growth companies and smaller reporting companies, including but not limited to, no requirement to provide an assessment of the effectiveness of internal controls over financial reporting.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) December 31, 2026, the last day of the fiscal year following the fifth anniversary of the date of the first sale of Founder’s initial public offering (the “IPO”); (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules.

We expect that we will remain an emerging growth company for the foreseeable future but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2026. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from specified disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the requirement of auditor attestation of our internal controls over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, as an emerging growth company and smaller reporting company our status as such carries various unique risks such as the risk that our financial statements may not be comparable to those of other public companies, and the risk that we will not be required to provide an assessment of the effectiveness of our internal controls over financial reporting until our second annual report following our initial public offering.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of that classification. We have taken advantage of certain of those reduced reporting burdens in this report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

If we fail to put in place appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.

Prior to the consummation of the Business Combination, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404. As a public company, we have significant requirements for enhanced financial reporting and internal controls.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. This assessment will need to include disclosure of any material weaknesses identified by our management in its internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date that we are no longer an “emerging growth company” as defined in the JOBS Act.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the remediation of any deficiencies identified by our independent registered public accounting firm in connection with the issuance of their attestation report. Our testing, or the subsequent testing (if required) by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected on a timely basis. Any material weaknesses could result in a material misstatement of our annual or quarterly consolidated financial statements or disclosures that may not be prevented or detected. The existence of any material weakness would require management to devote significant time and incur significant expense to remediate any such material weakness, and management may not be able to remediate any such material weakness in a timely manner.

If we fail to implement the requirements of Section 404 in the required timeframe once we are no longer an emerging growth company or a smaller reporting company, we may be subject to sanctions or investigations by regulatory authorities, including the SEC and NYSE. Furthermore, if we are unable to conclude that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to implement or maintain effective internal control over financial reporting and disclosure controls and procedures required of public companies could also restrict our future access to the capital markets.

The waste and recycling industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

Our industry is highly competitive. Competition in the waste and recycling industry is typically based on the quality of services, ease of doing business, and price. We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. We principally compete with large national waste management companies, counties and municipalities that maintain and manage their own waste collection and disposal operations and regional and local companies of varying sizes and financial resources. Our industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and other waste brokers that rely upon haulers in local markets to address customer needs. Any shortage of haulers or negative impact on our relationship with haulers in local markets may adversely affect our ability to serve our customers and result in a negative impact to our customer relationships, revenue and growth potential. In recent years, the waste and recycling industry has seen some additional consolidation, which has reduced the number of haulers, though the industry remains intensely competitive.

We compete with national waste management companies who may have significantly greater resources than we do and some of whom have and may internally develop services and solutions similar to ours. Counties and municipalities may have financial competitive advantages to us because of their ability to collect tax revenues and issue tax-exempt financing with the associated governmental underwriting bond ratings. In addition, some of our competitors may have lower costs, debt levels or financial expectations than we do, allowing them to reduce their prices to expand their reach or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business. Any failure to effectively compete would adversely affect our business, financial condition and results of operations.

Weakness in the U.S. economy may expose us to credit risk for amounts due from governmental entities, large national accounts, industrial customers and others.

Weakness in the U.S. economy, including contractions caused by the COVID-19 pandemic, reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. Purchasers of our recyclable commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly governmental entities and large national accounts, could negatively affect our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected our business and may continue to do so in the future.

During 2021 and 2022 and continuing into 2023, federal, state and local governments throughout North America, Europe, Asia and other parts of the world have imposed varying degrees of restriction on social, commercial and economic activity to slow the spread of COVID-19. The pandemic and related measures have had a significant adverse impact on many sectors of the economy, including the waste and recycling industry. The resulting business closures, increases in unemployment and loss of consumer financial stability and confidence resulted in waste and recycling volume declines and reductions in customers’ waste service needs, which adversely affected our business as well as those of our customers and others within the waste and recycling industry.

Our business and the waste and recycling industry have been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the global response. Primarily due to the impact of COVID-19, a number of our customers either closed operations for a period of time and/or reduced operations or on-site work, particularly those in the restaurant and foodservice industries, resulting in the production of less waste and recyclable materials and, consequently, less demand for waste brokerage services. Several of our customers ultimately declared bankruptcy due to the impact of the pandemic. Additionally, within the waste and recycling industry, during the early stages of the pandemic, there was a decrease in the availability of haulers and other industry participants, primarily due to labor shortages. We also incurred some costs related to health, safety and financial security of our workforce during the COVID-19 pandemic, including increased automation in connection with transitioning our workforce to work-from-home. Costs increased for others within the waste and recycling industry as well, in part due to increased vendor costs particularly with respect to owners and operators of landfills and hauling services, many of which guaranteed full-time hourly employees compensation for a 40-hour work week regardless of any service decreases or reduced work schedules. It could be necessary for us and others within the waste and recycling industry to incur additional such costs in the future related to pandemic conditions or in connection with transitioning back to an in-office work environment.

We received $10.8 million in loans under the U.S. federal government’s Paycheck Protection Program established under the CARES Act. The receipt and any forgiveness of these loans was dependent on us having initially qualified for the loans and qualifying for forgiveness based on the funds being used for certain expenditures such as payroll costs and rent. We initially elected to repay $2.3 million of the loans during the year ended December 31, 2020, but the full $10.8 million amount of the loans was forgiven in March and June 2021. The SBA and other government communications have however indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 5 – Debt in the notes to our consolidated financial statements included elsewhere in this report.

A broad-based economic slowdown resulting from prolonged negative effects of COVID-19 or otherwise could have significant adverse consequences for the financial condition of our customers or suppliers. As a result, customers may seek to reduce service levels or terminate contracts, or they may be unable to timely pay outstanding receivables owed to us, each of which would adversely affect our results of operations and cash flows. Additionally, such factors have, at times, made it more challenging to negotiate, renew or expand service contracts with acceptable pricing terms. Volume changes can fluctuate dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics. Additionally, if stay-at-home orders and work from home trends continue or are re-instated, the demand for our services from our commercial and public customers could continue to or further negatively impact us. To the extent the landfills and waste haulers experience a deterioration in financial condition or operational capability as a result of the impacts of COVID-19 or another economic slowdown, we may experience material supply chain disruptions and delays, which could also increase our operating costs. If a large portion of our employee base or our hauler base were to become ill, it could impact our ability to provide timely and reliable service. Additionally, the transition of most of our back-office employees to work-from-home increases various operational risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing our systems and information remotely in the course of their ordinary work. Many within the waste and recycling industry were exposed to these same risks as well.

The COVID-19 pandemic has adversely affected many industries as well as the economies and financial markets of many countries, initially causing a significant deceleration of economic activity. This slowdown reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. Although many of these impacts have lessened, there are still significant global supply chain issues impacting many different industries. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The long-term impact of this outbreak on the United States and world economies is uncertain and these adverse impacts could worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the COVID-19 virus and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the roll-out and long-term efficacy of vaccines. While we expect the pandemic and related events will have a negative effect on our business and could accelerate or magnify one or more of the risks described in this Part 1, Item 1A, “Risk Factors” or elsewhere in this 10-K, the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies is highly uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected. Any of the foregoing risks, or other direct or indirect effects of the COVID-19 pandemic that are not currently foreseeable, could materially and adversely affect our business, financial condition and results of operations.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. If our sales cycle lengthens or we invest substantial resources pursuing unsuccessful sales opportunities, our operating results and growth would be harmed.

We have historically incurred significant costs and experienced long sales cycles when selling to customers. The decision to adopt our modules may require the approval of multiple technical and business decision makers, including security, compliance, operations, finance and treasury, marketing, and IT. In addition, before our customers will commit to deploying our modules at scale, they often require extensive education about our modules and significant customer support time or pilot programs, engage in protracted pricing negotiations and seek to secure development resources. In addition, sales cycles for our customers are inherently complex and unpredictable. These complex and resource intensive sales efforts could place additional strain on our development and engineering resources. Further, even after our customers contract to use our platform, they may require extensive integration or deployment resources from us before they become active customers, which has at times extended to multiple quarterly periods following the execution of the agreement. Finally, our customers may choose to develop their own solutions that do not include any or all of our modules. They also may demand reductions in pricing as their usage of our modules increases, which could have an adverse impact on our gross margin. If we are unable to increase the revenue that we derive from these customers, then our business, results of operations and financial condition may be adversely affected.

Subject to our obligations under the Term Loan, our management team will have broad discretion over the use of the net proceeds from our sale of shares of Class A Common Stock pursuant to the SEPA, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Subject to our obligations under the Term Loan, our management team will have broad discretion as to the use of the net proceeds from our sale of shares of Class A Common Stock pursuant to the SEPA, if any, and we could use such proceeds for purposes other than those currently contemplated. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity to vote on or otherwise determine how or whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may have environmental liabilities that are not covered by our insurance, regardless of whether we are at fault.

We may incur environmental liabilities arising from our operations or third parties with whom we do business. Even if we obtain legally enforceable representations, warranties and indemnities from the parties with whom we do business, these protections may not fully cover the liabilities or these parties may not have sufficient funds to perform their obligations. Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment, and can impose liability on parties who were not to blame. New or increased regulation of substances, such as PFAS or other emerging contaminants, could also lead to increased or previously unauthorized remediation costs or litigation risk. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties for which we are not at fault. Further, we maintain insurance with respect to these environmental liabilities, but in certain cases we have determined to do so with high deductibles. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. Also, due to the variable condition of the insurance market, we have experienced, and may experience in the future, increased insurance retention levels and increased premiums or unavailability of insurance. As we assume more risk for insurance through higher retention levels, we may experience more variability in our insurance reserves and expense. If we were to incur liability for environmental damage, environmental clean-ups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our business, financial condition and results of operations could be adversely affected.

Our customers and the third parties with whom we contract, including waste haulers, are participants in the waste and recycling industry and are therefore subject to a number of unique risks specific to this industry, which directly or indirectly subjects our business to many of the same risks to which their respective operations are subject.

We participate within the waste and recycling industry by providing consulting and management services to our customers for waste removal, waste management, logistics, and recycling solutions. Many of our customers and each of the parties with whom we contract on behalf of our customers, including waste haulers, operate within the waste and recycling industry, some of which may also construct, own and operate landfills, recycling facilities and transfer stations, and own or lease and operate collection and transfer trucks and other equipment used for collection, transfer and disposal of waste. As a result, our future financial performance and success is dependent in large part upon the viability of the waste and recycling industry and the success and survival of industry participants. However, waste and recycling industry participants and their operations are subject to a number of unique risks, including:

●	Fluctuations in the cost of fuel and other petrochemicals – Landfill operators and waste haulers need diesel fuel and other petrochemicals to run a significant portion of their operations and prices for these commodities fluctuate significantly based on international, political and economic circumstances, as well as other factors beyond their control, such as supply shortages and actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. As fuel prices increase, these companies’ direct operating costs increase, adversely affecting their business. The war in Ukraine may also adversely affect the commodities markets, including trading prices and volatility.

●	Fluctuations in commodity prices – Landfill operators and waste haulers purchase or collect and process recyclable materials, including paper, cardboard, plastics, aluminum and other metals for sale to third parties, and prices for these recyclable commodities are volatile and subject to a number of factors outside of their control, including economic conditions and governmental action such as the Chinese government’s 2017 imposition of strict limitations and 2021 ban on the import of recyclable commodities as well as international regulation on the trade of these materials such as the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal, which imposed new restrictions on the trade of plastic beginning January 1, 2021. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some recyclers and customers reducing or eliminating their recycling service. These and other factors have caused recyclable commodity prices to fall and operating costs of those in the waste and recycling industry to increase, adversely affecting their business.

●	The capital-intensive nature of the industry – The waste and recycling industry is capital intensive and the waste haulers we contract with depend significantly on cash flow from operations and access to capital to operate and grow their respective businesses. Any inability to generate and raise sufficient capital could increase our costs and cause these companies to reduce or cease operations.

●	Accruals closure and post-closure activities – Landfill operators have significant financial obligations for capping and closure activities once a landfill reaches its permitted capacity as well as for environmental remediation and other post-closure activities. Further, these capital requirements may increase above their current estimates due to changes in federal, state or local government requirements and other factors beyond their control. Operators establish accruals and trust funds to cover these costs, but actual obligations may exceed their expectations. Any failure of operators to properly estimate these future capital requirements could adversely affect their financial condition and jeopardize the future viability of their business. Any closures of landfill operators may negatively impact the ability of waste haulers to meet our customers’ demands or may result in increased transportation or other costs associated with disposal of our customers’ waste.

●	Alternatives to landfill disposal – Many state and local governments are developing comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs such as extended producer responsibility regulations, which are designed to make producers fund the post-use life cycle of their products by providing recycling programs or otherwise taking their post-use products back from consumers. Many communities are also mandating waste reduction at the source and prohibiting disposal of waste, such as food and yard waste, at landfills. There is also a trend of voluntarily diverting waste to landfill alternatives, such as recycling and composting, while also working to reduce the amount of waste being generated. Many of the largest U.S. companies have or intend to set zero-waste goals in which they strive to send no waste to landfills. These actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect operators’ financial condition, and therefore their ability to operate landfills at full capacity and could adversely affect their operating results.

●	Governmental regulations – The waste and recycling industry is highly regulated with a complex array of laws, rules, orders and interpretations governing environmental protection, health, safety, land use, zoning, transportation and related matters. These regulations and related enforcement actions can significantly restrict operations by imposing: limitations on siting and constructing new or expanding existing waste disposal, transfer, recycling or processing facilities; limitations or levies on collection and disposal prices, rates and volumes; limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; mandates regarding management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams. Additionally, landfill operations emit anthropogenic methane, identified as a greenhouse gas, and vehicle fleets emit, among other things, carbon dioxide, which also is a greenhouse gas, and efforts to curtail the emission of these and other greenhouse gases and to ameliorate the effects of climate change continue to progress. Although passage of comprehensive, federal climate change legislation may not occur in the near term, any such legislation, if enacted, could significantly restrict and impose significant costs on the waste and recycling industry.

●	The ability to obtain and maintain required permits and approvals – The waste and recycling industry is highly regulated and landfill and hauler owners and operators are required to obtain and maintain permits and approvals to operate their business, including to open or operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills or increase acceptable volume at transfer stations, and these permits and approvals have become more difficult and expensive to obtain and maintain. These permits are also often subject to resistance from citizen or other groups and other political pressures. The inability to obtain or renew required permits and approvals or significant cost increases in doing so would adversely affect the ability of landfill and hauler owners and operators to operate their business.

●	Operational and safety risks, including the risk of personal injury – Operating landfills, transfer stations, large fleets of trucks and other waste-related assets involves the use of dangerous equipment and coming into contact with hazardous substances. These activities involve risks, including risk of accidents, equipment defects, malfunctions and failures, improper use, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. These types of events have happened in the past and will happen in the future. Any substantial losses of an owner or operator not covered by insurance could have a material adverse effect on the business, results of operations and financial condition of the waste haulers with whom we contract.

●	Labor union activity and work stoppages – Labor unions are very active in the waste and recycling industry, representing a meaningful percentage of the workforce. These unions are continuously recruiting additional employees, and these efforts will likely continue in the future. If unionized workers engage in strikes, work stoppages or other slowdowns, the operations of one or more companies could be significantly disrupted, which could have an adverse effect on their ability to operate their business and results of operations.

●	Multiemployer pension plans – Many companies operating in the waste and recycling industry participate in trustee-managed multiemployer defined benefit pension plans, a number of which are either “critical” or “endangered,” meaning participating employers may be obligated to provide significant amounts of additional funding to these plans. Additionally, upon termination of a multiemployer pension plan, or in the event an employer determines to withdraw from a plan or a mass withdrawal of contributing employers, participating companies would be required to make payments for their proportionate share of the plan’s unfunded vested liabilities. These payments could be substantial and could adversely affect the companies’ financial condition.

If any of the foregoing risks or other risks adversely affects those in the waste and recycling industry, including the waste haulers and landfill operators with whom we contract, it could cause them to raise the prices that they charge us and our customers. Any reduction in the demand for their services could also cause certain haulers and operators to consider offering services and solutions similar to ours, increasing our direct competition. Further, any events that impact the viability of their business as presently conducted or proposed to be conducted in the future or reduce the number of waste and recycling facilities or haulers could have an adverse effect on the demand for certain of our services or increase the cost thereof. Therefore, any of the foregoing risks or others that adversely affect participants in the waste and recycling industry could similarly have an adverse effect on our business, financial condition and results of operations.

Demand for our solutions is subject to volatility in our accounts’ and our haulers’ underlying businesses.

Our sales are based on accounts’ demand for solutions to manage waste and recycling needs. This sector periodically experiences economic declines and may be exacerbated by other economic, environmental and social factors. If participants in this sector reduce spending or allocate future funding in a manner that results in fewer projects, then our accounts’ underlying business may be impacted and demand for our solutions may decrease or our rate of contract renewals may decrease. A prolonged decrease in such spending may harm our results of operations. Our accounts may request discounts or extended payment terms on new arrangements or seek to extend payment terms on existing arrangements due to lower levels of infrastructure spending or for other reasons, all of which may reduce revenue. For example, during the COVID-19 pandemic, a number of our customers in the restaurant and foodservice industries ceased or significantly scaled back operations, adversely affecting our results. We may not be able to adjust our operating expenses to offset such discounts or other arrangements because a substantial portion of our operating expenses relate to personnel, facilities, and marketing programs. The level of personnel and related expenses may not be able to be adjusted quickly and is based, in significant part, on our expectations for future revenues and demand.

Our sales are also premised on the availability of haulers to transport our accounts’ waste and recyclable materials. If there is volatility within the waste and recycling industry or decreased availability of adequate haulers or other necessary vendors we may not be able to meet our customers’ needs, which would adversely affect our business. Any increase in hauler or vendor costs may also adversely affect our margins or may require us to offset such expenses or to pass these increased expenses on to our customers which may further negatively impact our relationship with our accounts and demand for our solutions.

Demand for our solutions can be affected by changes in recyclable commodity prices and quantities.

Certain of our customers collect and process, purchase or sell recyclable materials such as paper, cardboard, plastics, aluminum and other metals, and utilize our solutions and services in connection with these activities. The sale prices of and the demand for recyclable commodities are frequently volatile and when they decline, demand for our solutions will be affected. The market demand for recyclable commodities is volatile due to changes in economic conditions and numerous other factors beyond our and our customers’ control. The value of plastics is influenced by the volatility of crude oil prices, and in 2020 there was a resulting decline in the value of plastic recyclables associated with the precipitous drop in the value of crude at the onset of the COVID-19 pandemic. The value of paper products is often influenced by quality concerns, which have resulted in the imposition of restrictions by other countries, including China, on the import of certain recyclables. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable commodities and resulted in lower commodity prices. The war in Ukraine may also adversely affect the commodities markets, including trading prices and volatility. Additionally, future regulation, tariffs, international trade policies or initiatives may result in further reduced demand. Any decrease in recyclable commodity prices or other facts which cause the profitability of recycling operations to decline could adversely affect demand for our solutions and have an adverse effect on our business, financial condition and results of operations.

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides that, unless Rubicon selects or consents in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law: (a) the sole and exclusive forum for any complaint asserting any internal corporate claims, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware); and (b) the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States of America. For purposes of the foregoing, “internal corporate claims” means claims, including claims in the right of Rubicon that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which Delaware General Corporation Law (the “DGCL”) confers jurisdiction upon the Court of Chancery. Any person or entity purchasing or otherwise acquiring any interest in any shares of Class A Common Stock or Class V Common Stock will be deemed to have notice of and consented to the provisions of this provision.

This choice of forum provision may limit a Rubicon stockholder’s ability to bring a claim in a forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, Rubicon may incur additional costs to resolve such action in other jurisdictions. The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, and is intended to require, in each case, to the fullest extent permitted by law, that (i) any claims arising under the Securities Act be brought in the federal district courts of the United States in accordance with clause (b) of the choice of forum provision, and (ii) any derivative actions, including those brought to enforce any duty or liability created by the Exchange Act be brought in the United States District Court for the District of Delaware in accordance with clause (a) of the choice of forum provision. The provision does not apply to any direct claims brought by Rubicon’s stockholders on their own behalf, or on behalf of any class of similarly situated stockholders, under the Exchange Act. Rubicon stockholders will not be deemed, by operation of the choice of forum provision, to have waived Rubicon’s obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.

Actions that we are taking to review and optimize our business in alignment with our strategic priorities may not be as effective as anticipated.

We completed an 11% workforce reduction in November 2022 in order to further manage costs. While the shift in our business strategy and the workforce reduction are designed to reduce operating costs and improve operating margins, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

As a result of the workforce reduction, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our workforce reduction may result in other unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

In addition, our workforce reduction and other shifts in our business strategy could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The workforce reduction could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our reductions in force, other restructuring efforts and future strategic initiatives, our business, results of operations and financial condition could be harmed.

Our Cybersecurity and Technology Related Risks

If we fail to continue to improve and enhance the functionality, performance, reliability, design, security, or scalability of our platform in a manner that responds to our customers’ evolving needs, our business may be adversely affected.

The on-demand commerce and digital ordering markets are characterized by rapid technological change, frequent new product and service introductions, and evolving industry standards. Our success has been based on our ability to identify and anticipate the needs of our customers and design and maintain a platform that provides them with the tools they need to operate their businesses in a manner that is productive and meets or exceeds their expectations. Our ability to attract new customers, retain revenue from existing customers, and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform. Additionally, to achieve and maintain market acceptance for our platform, we must effectively integrate with new or existing solutions that meet changing customer demands in a timely manner.

As we expand our platform and services, and as the number of our customers with higher volume sales increases, we expect that we will need to offer increased functionality, scalability and support, including to keep our platform, systems, and services secure, which requires us to devote additional resources to such efforts. To the extent we are not able to enhance our platform’s functionality in order to maintain its utility and security, enhance our platform’s scalability in order to maintain its performance and availability, or improve our support functions in order to meet increased customer service demands, our business, operating results, and financial condition could be adversely affected.

The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of the feature, service or enhancement by customers, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate selling capabilities in new markets. We may make significant investments in new modules or enhancements that may not achieve expected returns. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to perform it in a manner that responds to our customers’ evolving needs, our business, operating results, and financial condition will be adversely affected.

Quality problems, defects, errors, failures, or vulnerabilities in our solutions or services could harm our reputation and adversely affect our business, financial condition, results of operations, and prospects.

Our solutions are, in some cases, highly complex and incorporate advanced technologies that we attempt to make interoperable with the products of other providers. Despite testing prior to release, our solutions may contain undetected defects or errors. Further, the combined use of our solutions with those of other providers may cause errors or failures, or it may expose undetected defects, errors, or failures in our solutions. These defects, errors, or failures could affect performance of the solutions and damage the businesses of our accounts, as well as delay the development or release of new offerings or new versions of solutions. Allegations of unsatisfactory performance in any of these situations could damage our reputation in the market and our relationships with our accounts, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in analyzing, correcting, or redesigning the solutions, cause us to lose accounts, subject us to liability for damages, and divert our resources from other tasks, any one of which could adversely affect our business, financial condition, results of operations, and prospects. We may also be required to provide full replacements or refunds for such defective product. We cannot assure you that such remediation would not harm our business, financial condition, results of operations, and prospects.

If our security measures or those of our third-party cloud data hosts, cloud computing platform providers, or third-party service partners, are breached and unauthorized access is obtained to an account’s data, our data or our IT systems our services may be perceived as not being secure, accounts may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

As we digitize and use cloud and web-based technologies to leverage account data to deliver a more complete account experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our accounts’ information. Certain of our services involve the storage and transmission of accounts’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and possible liability. Although we devote resources to maintaining our security and integrity, we may not prevent security incidents.

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats, some of which we have experienced, include but are not limited to identity theft, unauthorized access, domain name system attacks, wireless network attacks, viruses and worms, ransomware attacks, advanced persistent threat, application centric attacks, peer-to-peer attacks, phishing, backdoor trojans, and distributed denial of service attacks. Any of the foregoing could attack our accounts’ data (including their employees’ personal data), our data (including colleagues’ personal data), or our IT systems. It is virtually impossible for us to entirely eliminate this risk. Like all solutions, our products are vulnerable to cyber-attacks. For example, in April 2021 we discovered a ransomware event in which an unauthorized third party gained access to our network. Although the April 2021 incident was fully remediated and no incidents to date of which we have knowledge that have had a material impact on our business, financial condition or results of operations, the impact of cyber-attacks could disrupt the proper functioning of our solutions or services, cause errors in the output of our accounts’ work, allow unauthorized access to sensitive, proprietary, or confidential information of ours or our accounts, and other destructive outcomes.

Additionally, third parties may attempt to fraudulently induce colleagues or accounts into disclosing sensitive information such as usernames, passwords, or other information in order to gain access to our accounts’ data, our data, or our IT systems. Malicious third parties may also conduct attacks designed to temporarily deny accounts access to our services. Any security breach could result in a loss of confidence in the security of our products and services, damage our reputation, negatively impact our future sales, disrupt our business, and lead to regulatory inquiry and legal liability.

Material portions of our business require the Internet infrastructure to be reliable.

Part of our future success continues to depend on the use of the Internet as a means to perform transactions electronically, including, for example, document digitization. This in part requires ongoing maintenance of the Internet infrastructure, especially to prevent interruptions in service, as well as additional development of that infrastructure. This requires a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be sufficiently developed or be adequately maintained, our business would be harmed because users may not be able to access our portals.

Our General Business Risks

The success of our business depends, in part, on our ability to execute on our acquisition strategy.

A portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or “DOJ”, and the U.S. Federal Trade Commission, or “FTC”, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions also involve risks that the businesses acquired will not perform as expected, that our judgments concerning the value, strengths and weaknesses of acquired businesses will prove wrong or that we will incur unanticipated costs as a result of a transaction. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, contingent consideration and liabilities for employment practices. In addition, an acquisition could result in the impairment of client relationships and other acquired assets such as goodwill. We may also incur costs and experience inefficiencies to the extent an acquisition expands the services, markets or geographies in which we operate due to our limited exposure and experience. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities, and indemnification or other obligations. Acquisitions also place significant demands on our management’s time, which may divert their attention from our day-to-day business operations, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. We may also not be able to manage our growth through acquisitions due to the number and the diversity of the businesses we have acquired or for other reasons. Acquisitions may require that we incur additional debt to finance the transaction, which could be substantial and limit our operating flexibility or, alternatively, acquisitions may require that we issue stock as consideration, which could dilute share ownership. If any of these risks were to occur, our business, financial condition and results of operations may be adversely affected.

Any inability to successfully integrate our recent or future acquisitions, or realize their anticipated benefits, could have a material adverse effect on us.

Acquisitions have required, and in the future will require, that we integrate into our existing operations separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. Risks involved with the successful integration of an acquired business include, but are not limited to:

●	assimilating personnel and operating and administrative departments, including finance;

●	integrating operations under differing legal and regulatory regimes and any governmental contracting work;

●	diverting management’s attention and that of the acquired business;

●	merging and updating different accounting and financial reporting systems and policies, including with respect to revenue recognition, and systems of internal controls;

●	merging computer, technology and other information networks and systems;

●	disrupting relationships with or losses of key clients and suppliers of our business or the acquired business;

●	interfering with, or loss of momentum in, our ongoing business or that of the acquired company;

●	failure to retain our key personnel or that of the acquired company; and

●	delays or cost-overruns in the integration process.

We may not be able to successfully integrate any business we have acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Our inability to effectively complete the integration of new businesses on schedule and in an orderly manner could increase costs and lower profits. Our inability to manage our growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on our business, financial condition and results of operations.

A large percentage of our revenue is tied to a small number of customers, such that the loss of any of these customers could materially and adversely affect our business, results of operations and financial condition.

We derive a significant portion of our revenues from two customers. For the years ended December 31, 2022 and 2021, we derived approximately 26% and 30%, respectively, of our total revenues from these customers. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or attempt to perform the services we provide themselves. Further, as of December 31, 2022 and 2021, approximately 21% and 23%, respectively, of our aggregate accounts receivable and contract assets were due from these two customers. The contract term with these two customers ranges from 2 to 3 years, but one of the customers has the right to terminate without penalty with 60 days advance written notice. These contracts do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in our industry or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of either of these customers, if not offset by revenues from new or other existing customers, or any inability of either customer to pay amounts as and when due, could adversely affect our business, financial condition and results of operations.

Our business depends on customers using our platform, and any loss of customers or decline in their use of our platform could materially and adversely affect our business, results of operations, and financial condition.

Our ability to grow and generate incremental revenue depends, in part, on our ability to maintain and grow our relationships with existing customers, to have them increase their deployment and use of our platform, and to increase or maintain transaction volume on our platform. Although our customers generally have multi-year contracts with us, they can typically terminate the agreement without penalty by providing as little as 30 days written notice and may elect not to renew the agreement following the expiration date. In addition, if our customers do not increase their use of our platform or adopt and deploy additional modules, then our revenue may decline and our results of operations may be harmed. Customers may not renew their contracts with us or reduce their use of our platform for any number of reasons, including if they are not satisfied with our platform or modules, the value proposition of our platform or our ability to meet their needs and expectations, security or platform reliability issues, or if they decide to build their own solution internally. Additionally, consumers may change their purchasing habits or reduce their orders from our current customers, which could harm their business and reduce their use of our platform. We cannot accurately predict our customers’ usage levels and the loss of customers or their usage levels of our modules may each have a negative impact on our business, results of operations, and financial condition and may cause our expansion rate to decline. If a significant number of customers cease using or reduce their usage of our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from our customers. Such additional sales and marketing expenditures could adversely affect our business, results of operations, and financial condition.

Clients may elect to terminate our contracts and manage operations internally.

It is possible that our clients may elect to not renew contracts for our solutions. Alternatively, clients may elect to drop maintenance on certain modules that they ultimately decide not to use. This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.

Selling products and services into the public sector poses unique challenges.

We derive a portion of our revenue from sales of software-as-a-service and professional services to state, county, and city governments, other federal or municipal agencies, and other public entities. We expect that sales to public sector clients will continue to account for a portion of our revenue in the future. We face many risks and challenges associated with contracting with governmental entities, including:

●	Resource limitations caused by budgetary constraints, which may provide for a termination of executed contracts due to a lack of future funding;

●	Long and complex sales cycles;

●	Contract payments at times being subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved;

●	Political resistance to the concept of contracting with third parties to provide IT solutions;

●	Legislative changes affecting a local government’s authority to contract with third parties;

●	Varying bid procedures and internal processes for bid acceptance; and

●	Various other political factors, including changes in governmental administrations and personnel.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

If we fail to attract and retain qualified management and skilled technical personnel, our business may be adversely affected.

Our long-term success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We rely on knowledgeable, experienced and skilled technical personnel, particularly analysts, product developers and service personnel to provide our services, often in a stringent regulatory environment. Certain of our employees, including our senior management and the key employees of the various businesses we have acquired, have exceptionally strong knowledge of our businesses, sectors and clients. Their departure could lead to the loss of know-how and information of value to us, and their departure could pose a risk to key client relationships. Our continued growth will also depend upon our ability to attract and retain additional skilled management and other key employees, including in new markets, whether organically or through acquisitions. For certain positions, there may be a limited number of qualified people to fulfill the roles, whether limited based on scarcity with respect to the particular skillset, within a given geography or otherwise. The loss of the services of one or more members of our management team or of qualified employees and other key personnel, or the inability to identify, hire and retain the key personnel that may be necessary to grow our business, could have a material adverse effect on our business, financial condition and results of operations.

Our international operations subject us to additional risks that could adversely affect our business.

We have activities outside of the United States and work with some international third-party providers, including product developers in Europe. Our operations, those of the third parties with which we work as well as those of our customers, are therefore subject to regulatory, economic, political and other events and uncertainties in countries where these operations are located. Further, our growth strategy includes expansion into additional international markets. In addition to the risks discussed elsewhere herein that are common to both our domestic and international operations, we face risks specific to our foreign activities, including but not limited to:

●	political, social, economic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, including the war in Ukraine;

●	difficulties and increased costs in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural difference;

●	restrictions and limitations on the transfer or repatriation of funds and fluctuations in currency exchange rates;

●	complying with varying legal and regulatory environments in multiple foreign jurisdictions, including privacy laws such as the E.U. General Data Protection Regulation, export controls and trade and economic sanctions laws and regulations and anti-corruption laws and regulations of the United States and various international jurisdictions, including the Foreign Corrupt Practices Act;

●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

●	potential for privatization and other confiscatory action; and

●	other dynamics in international jurisdictions, any of which could result in substantial additional legal or compliance costs, liabilities or obligations for us or could require us to significantly modify our current business practices or even exit a given market.

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the referendum vote in the United Kingdom to leave the European Union (Brexit) and the uncertainty regarding the terms that govern its exit, any of which could be material. These and other risks related to our foreign operations, or the associated costs or liabilities, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to protect our proprietary rights.

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, patents, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been an apparent evolution in the legal standards and regulations courts and the U.S. patent office may apply in favorably evaluating software patent rights. We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.

We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business.

We rely on software licensed from, and services rendered by, third parties in order to provide our modules and run our business. Third-party software and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use, or any failures of, third-party software or services could result in delays in our ability to provide our modules or run our business until equivalent software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent module, any of which could cause an adverse effect on our business and operating results. Further, customers could assert claims against us in connection with such service disruption or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our modules.

Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

As a large company with international operations, across the U.S. and Canada in particular, we are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business, including with respect to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. Additionally, our participation in the waste and recycling industry, even though we are only an indirect market participant that does not own or operate any landfill or hauling operations, subjects us to additional claims that many other companies in other industries are not likely to face. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly and often divert management’s attention from day-to-day operations. For example, we may incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. Additionally, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. We may be required to pay fines or judgments, which could be significant, or to implement corrective measures, or we may have our permits and licenses modified or revoked as a result of these actions. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine or other expenses in excess of any accrual or reserve could have a material adverse effect on our business, financial condition and results of operations. See Note 19 – Commitments and contingencies in our consolidated financial statements included elsewhere in this report.

Our ability to use our net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2022, we had approximately $110.8 million of gross federal NOL carryovers and $3.5 million of tax-effected state NOL carryovers. $107.5 million of our gross federal NOL carryovers have no expiration date and the usage of these NOL carryovers is limited to 80% of taxable income and the remaining federal NOL carryovers expire in 2032. $3.5 million of our tax-effected state NOL carryovers will expire in varying amounts beginning in 2023. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some or all of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability. For additional information on our use of NOLs, see Note 18—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We may face material adverse tax consequences resulting from the Business Combination.

In connection with the completion of the Business Combination, Founder completed its domestication from the Cayman Islands to the State of Delaware (the “Domestication”). We believe that the Domestication qualifies as a “reorganization” under section 368(a) of the Code and is treated, for U.S. federal income tax purposes, as if Founder (i) transferred all of its assets and liabilities to a new U.S. corporation (“New Rubicon”) in exchange for all of such new corporation’s outstanding stock and (ii) then distributed the stock and warrants of New Rubicon to its shareholders and warrant holders of Founder in liquidation of Founder. Additionally, we believe the Business Combination should be treated for tax purposes as a transfer by New Rubicon of its assets to Holdings LLC in a transaction intended to qualify as a contribution to Holdings LLC in exchange for Holding LLC’s common units or preferred units under Section 721 of the Code.

We may face material adverse U.S. tax consequences as a result of the Business Combination, and the Internal Revenue Service may not agree with or may otherwise challenge our position on the tax treatment of the Business Combination or of internal restructuring transactions undertaken prior to, after, or in connection with the Business Combination, which could result in higher U.S. federal tax costs than we anticipate, including a reduction in the net operating loss carryforwards of certain of our subsidiaries. We have not applied for a ruling related to the Business Combination and do not intend to do so. Any adverse tax consequences resulting from the Business Combination or our operations as Rubicon Technologies, Inc. could have an adverse effect on our business, results of operations, financial condition and cash flows. Moreover, U.S. tax laws significantly limit our ability to redomicile outside of the United States.

Risks Related to Our Indebtedness

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

Although we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, negotiation with respect to the New Debt Facilities (as defined in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources included elsewhere in this Annual Report), there can be no assurance that these measures, including the timing and terms thereof, will be successful or sufficient. Any new financing may also lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections, and whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and investors, and our financial performance. The New Debt Facilities are also proposed to include potential equity financing, the terms of which could cause substantial dilution to existing stockholders. In addition, we are formulating additional plans to extend cash availability, including modifying our operations to further reduce spending, but these steps may not produce the anticipated results or provide any benefit at all. While management believes that our plan to address and alleviate the substantial doubt about our ability to continue as a going concern is probable of being achieved, and our financial statements have accordingly been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 22, Liquidity, and Note 23, Subsequent Events, in our consolidated financial statements included elsewhere in this report.

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

Our substantial levels of indebtedness could adversely affect our business.

As of December 31, 2022, we had approximately $135.6 million of indebtedness, consisting of $83.8 million in borrowings under our term loan and convertible debts (including a subordinated term loan in the amount of $20.0 million and related party convertible debt in the amount of $10.6 million) and $51.8 million under our revolving credit facility. Our indebtedness could have important consequences for us and our investors, including, but not limited to:

●	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

●	requiring the dedication of a substantial portion of cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund operations, working capital, capital expenditures, acquisitions, joint ventures or other future business opportunities;

●	exposing us to the risk of increased interest rates on our borrowings under our credit facility, which is at variable rates of interest;

●	limiting flexibility in planning for, or reacting to, changes in our business, market conditions and the competitive environment, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged;

●	limiting our ability to borrow additional funds (including the ability to issue equity as part of such borrowing) and increasing the cost of any such borrowing;

●	diluting our investors in the event such existing borrowings are converted into shares of Class A Common Stock; and

●	limiting our ability to refinance existing borrowings absent the consent of certain of our creditors.

In addition, as our indebtedness matures, or if we are unable to service our high level of indebtedness, we may need to restructure or refinance all or a portion of our indebtedness, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. Furthermore, we may not be able to invest in our business and as a result, we may not be able to achieve our forecasted results of operations.

The interest rates under our existing indebtedness are significant – SOFR plus 9.5% for our term loan, 14.0% for our subordinated term loan, up to 8.0% for the convertible debts and between 4.8% up to SOFR plus 4.9% for our revolving credit facility bears interest. Our ability to make payments on debt (including interest), to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “—Risks Related to Our Business and Industry” and elsewhere in this report. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness. For example, under our credit facility, we may borrow up to $20.0 million in the form of a term loan and, subject to outstanding letters of credit, up to $75.0 million under our revolving credit facility.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 22, Liquidity, and Note 23, Subsequent Events, in our consolidated financial statements included elsewhere in this report.

The terms and covenants in our existing indebtedness restrict our ability to engage in some business and financial transactions, which could adversely affect our business.

Our credit facility has restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

●	pay dividends, redeem capital stock and make other restricted payments and investments;

●	sell assets or merge, consolidate, or transfer all or substantially all of our subsidiaries’ assets;

●	engage in certain transactions with affiliates;

●	amend or otherwise modify our governing documents;

●	incur or guarantee additional debt;

●	impose dividend or other distribution restrictions on our subsidiaries; and

●	create liens on our subsidiaries’ assets.

In addition, our credit facility contains financial maintenance covenants that, among other things, require us to maintain minimum qualified billed and unbilled receivables and to not exceed a specified borrowing base or net leverage ratio tested at the end of each quarter. Among other things, we may not be able to borrow money under our credit facility if we are unable to comply with the financial and other covenants included therein. Our credit facility also contains certain customary representations and warranties, affirmative covenants and events of default with acceleration rights (including, among other things, an event of default upon a material adverse change in our business condition (financial or otherwise), operations, properties or prospects, change of management, or change of control). If an event of default occurs, our lenders will be entitled to take various actions, including the acceleration of amounts due under our credit facility and all actions permitted to be taken by a secured creditor. Our revolving credit facility also includes a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. Our term loan also includes a qualified equity contributions requirement of $50.0 million during the period on or prior to June 30, 2022 and, because the Mergers did not occur prior to this date, we did not satisfy the equity contributions requirement, giving the lender the right to use our available funds under our revolving credit facility as term loan collateral.

The YA SPA contains restrictive covenants that limit our ability to, among other things:

●	amend our governing documents in any manner that materially and adversely affects any rights of the holders of the YA Convertible Debentures;

●	make any payments with respect to indebtedness owed to affiliates;

●	amend, supplement, restate, withdraw, terminate or otherwise modify certain of our existing loan facilities or extensions thereof in a manner that would be materially adverse to the Yorkville Investor’s interests;

●	amend, supplement, restate, withdraw, terminate or otherwise modify our termination of the Forward Purchase Agreement and related obligations pursuant to the FPA Termination Agreements in a manner that would be materially adverse to the Yorkville Investor’s interests;

●	effect Advances (as defined in the SEPA) pursuant to the SEPA in certain circumstances; or

●	enter into certain Variable Rate Transactions (as defined in the YA SPA).

The YA Warrant and YA Convertible Debentures also contain certain customary representations and warranties, affirmative covenants and events of default with acceleration rights (including, among other things, upon cross-defaults under other loan documents, bankruptcy or insolvency, and delisting of the Class A Common Stock). If an event of default occurs, the Yorkville Investor will be entitled to take various actions, which include the ability to (i) declare the full unpaid principal amount of the YA Convertible Debentures, together with interest and other amounts owing in respect thereof, immediately due and payable in cash and (ii) force Rubicon to purchase the YA Warrant in whole from the Yorkville Investor by paying to the Yorkville Investor a cash amount equal to the product of (a) $20.0 million, multiplied by (b) the quotient of (y) the number of YA Warrant Shares called for by the YA Warrant as of the date such payment is made divided by (z) the original number of YA Warrant Shares underlying the YA Warrant (plus any increase required pursuant to the terms thereof), which amount will be paid within 20 trading days of the date of notice from the Yorkville Investor.

Any future debt that we incur may contain additional and more restrictive negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, pay dividends, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.

Our failure to comply with our obligations or the agreements governing any future indebtedness may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

The required interest payments on our indebtedness under the credit facility may be impacted by reforms related to the London Interbank Offered Rate (“LIBOR”). The variable interest rates applicable under the credit facility are linked to LIBOR as the benchmark rate for establishing such rates. Recent national, international, and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Although one or more of our credit facilities includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms or at all.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 22, Liquidity, and Note 23, Subsequent Events, in our consolidated financial statements included elsewhere in this report.

Risks Related to Ownership of Our Securities

Certain existing shareholders purchased securities in Rubicon at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in Rubicon may not experience a similar rate of return.

Certain shareholders in Rubicon acquired and may acquire shares of Class A Common Stock (or Class B Units) or Private Warrants at prices below, in some cases considerably below, the current trading price of our Class A Common Stock or for no cash consideration at all and may experience a positive rate of return based on the current trading price.

Additionally, the Yorkville Investor acquired the Yorkville Commitment Shares for no cash consideration and may acquire additional Class A Common Stock at a discount to the current trading price in the case of any other shares of Class A Common Stock to be issued pursuant to the SEPA, YA Convertible Debentures and YA Warrant. Given the relatively lower purchase prices that some of our shareholders paid to acquire securities and exercise prices that some of our shareholders may pay to exercise Private Warrants to acquire shares of Class A Common Stock compared to the current trading price of our shares of Class A Common Stock, these shareholders, some of whom are Selling Securityholders pursuant to registration statements we are obligated to file to register the resale of shares of Class A Common Stock, in some instances will earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of Class A Common Stock at the time that such shareholders choose to sell their shares of Class A Common Stock. Investors who purchased units in Founder SPAC’s initial public offering, who purchased Founder Class A Shares on the NYSE following the IPO or who purchase our Class A Common Stock and Public Warrants on the NYSE following the Business Combination may not experience a similar rate of return on the securities they purchase due to differences in the purchase prices and the current trading price.

Substantial future sales of shares of Class A Common Stock could cause the market price of our shares of Class A Common stock to decline.

We have agreed, at our expense, to prepare and file with the SEC certain registration statements providing for the resale of shares of Class A Common Stock.

Potential new issuances of Class A Common Stock include (a) the exercise of all Warrants, (b) the vesting of all RSU and DSU awards, (c) the utilization of the SEPA, (d) conversion of the YA Convertible Debentures, (e) exercise of the YA Warrant, (f) satisfaction of the Vellar Termination Agreement in stock, and (h) the conversion of the Insider Convertible Debentures:

Obligation	When Issuable(1)	Class A Common Stock Issuable(2), (3)	Percentage of Total Shares of Common Stock(4)
Warrants (5)	Currently exercisable at the discretion of the holder	30,016,851	14.9%
RSUs and DSUs (6)	February 10-11, 2023	10,174,128	5.6%
SEPA(7), (8)	Upon an effective registration statement for the resale of securities issuable thereunder	100,000,000	36.9%
YA Convertible Debentures (8)	Any time after issuance	8,500,000	4.7%
YA Warrant (8)	Earlier of (a) nine months after the issuance date or (b) the full conversion or repayment of the YA Convertible Debentures	10,000,000	5.5%
Vellar Termination Agreement (8)	Earlier of May 30, 2024 or six months following the conversion of 90% or more of the YA Convertible Debentures	1,000,000	0.6%
Insider Convertible Debentures (8)	Currently exercisable at the discretion of the holder	8,996,754	4.7%

(1)	Represents the date on which Rubicon may issue shares of Class A Common Stock or the securityholder may obligate Rubicon to issue such number of shares of Class A Common Stock. The above does not purport to detail all of the conditions of such exercise or issuance obligations and you are encouraged to read the terms and conditions of each of the agreements set forth above.
(2)	Does not give effect to any interest or penalties accrued under such obligation.
(3)	Where such issuance is to be made based on a variable future rate (e.g., VWAP), the above assumes a $2.00 VWAP without any discounts, as applicable.
(4)	Represents such issuance’s percentage of the total number of shares of Common Stock, after giving effect to such issuance.
(5)	Assumes the cash exercise of all Warrants. Such shares of Class A Common Stock were registered for resale pursuant to that Form S-1/A registration statement (Registration No. 333-267010) filed by Rubicon with the SEC on November 28, 2022.
(6)	Represents only those shares issued pursuant to RSUs and DSUs registered for resale pursuant to that Form S-1/A registration statement (Registration No. 333-267010) declared effective by the SEC on February 1, 2023.
(7)	Assumes issuance without giving effect to the SEPA Exchange Cap (as defined below).
(8)	Shares issuable pursuant to these obligations will be issued as restricted securities.

The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our shares of Class A Common Stock and make it more difficult for you to sell your shares of Class A Common Stock at times and prices that you feel are appropriate. In particular, as a result of the SEPA, the Yorkville Investor is an “underwriter” as such term is defined in Section 2(a)(11) of Securities Act, and the SEPA contemplates that the Yorkville Investor expects to resell any shares of Class A Common Stock we may issue and sell pursuant thereto. The FPA Sellers may also resell a significant number of shares of Class A Common Stock in the market with respect to the shares that they retained pursuant to the FPA Termination Agreements and that may be issued in the future pursuant to the Vellar Termination Agreement. Furthermore, we expect that, because there will be a large number of shares registered, the applicable selling securityholders will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

In addition, because the current market price of our Class A Common Stock is higher than the price certain selling securityholders paid for their securities, there is more likelihood that selling securityholders holding shares of Class A Common Stock will sell their shares as soon as the applicable registration statement is declared effective and any applicable lock-up restrictions expire.

See the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business,” for additional information regarding the SEPA, the YA Convertible Debentures, the YA Warrant, the Forward Purchase Agreement, the FPA Termination Agreements, and Insider Convertible Debentures.

The issuances of additional shares of Class A Common Stock under certain of our contracts and arrangements may result in dilution of holders of Class A Common Stock and have a negative impact on the market price of the Class A Common Stock.

Pursuant to the Vellar Termination Agreement, Rubicon may issue Vellar up to $2.0 million of shares of Class A Common Stock (“Settlement Shares”) on the earlier of May 30, 2024 or the six month anniversary of the conversion of 90% or more of the YA Convertible Debentures into shares of Class A Common Stock (the “Vellar Lock-Up Date”) or pay such obligation in cash, in each case on the terms and subject to the conditions set forth therein. The number of Settlement Shares issuable pursuant to the Vellar Termination Agreement will be determined based on the average daily VWAP of the Class A Common Stock over the ten scheduled trading days preceding such share issuance. Without giving effect to the exercise of any other potential future issuance, and assuming that (a) the full $2.0 million obligation set forth above is paid in Class A Common Stock, and (b) the VWAP at which we issue Settlement Shares is $5.00, such additional issuances would represent in the aggregate approximately 400,000 additional shares of Class A Common Stock or approximately 0.2% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. If the 10-day VWAP price is $2.00, such additional issuances would represent in the aggregate approximately 1 million additional shares of Class A Common Stock or approximately 0.6% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. The timing, frequency, and the price at which we issue shares of Class A Common Stock are subject to market prices and management’s decision to repay such amount in equity, if at all. Any shares of Class A Common Stock issued pursuant to the Vellar Termination Agreement will need to be registered for resale on a Form S-1 or Form S-3 (as applicable) registration statement. For more information see the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business.”

Pursuant to certain deferred fee arrangements entered into with certain of our advisors in connection with the consummation of the Business Combination, we issued 443,341, 4,373,210, 2,485,604, and 3,877,750 shares of Class A Common Stock pursuant to the Cowen Deferred Fee Arrangement, Moelis Deferred Fee Arrangement, Cohen Deferred Fee Arrangement, and Jefferies Deferred Fee Arrangement respectively, (together with the Cowen Deferred Fee Arrangement, the Moelis Deferred Fee Arrangement, the Cohen Deferred Fee Arrangement, and the Jefferies Deferred Fee Arrangement, the “Deferred Fee Arrangements”). Without giving effect to any other potential future issuance or the issuance of the Cowen Deferred Fee Shares, Moelis Deferred Fee Shares, Cohen Deferred Fee Shares, and Jefferies Deferred Fee Shares and assuming that the VWAP at which we issue shares is $5.00, such additional issuances would represent in the aggregate approximately 1.4 million additional shares of Class A Common Stock or approximately 0.8% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. If the 10 day VWAP price is $2.00, such additional issuances would represent in the aggregate approximately 3.5 million additional shares of Class A Common Stock or approximately 1.9% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. The timing, frequency, and the price at which we issue shares of Class A Common Stock are subject to market prices and management’s decision to repay such amount in equity, if at all. Any shares of Class A Common Stock issued pursuant to these arrangements will need to be registered for resale on a Form S-1 registration statement

Pursuant to the SEPA, we may issue and sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor. The price at which we may issue and sell shares will be at 97% of the lowest daily VWAP of the Class A Common Stock during the three trading days following a notice to sell to the Yorkville Investor, provided that we are subject to certain caps on the amount of shares of Class A Common Stock that we may sell on any single day. The shares of Class A Common Stock issuable under the SEPA is being registered for resale on a different registration statement filed with the SEC. Without giving effect to the SEPA Exchange Cap (as defined below) or any other potential future issuance other than pursuant to the SEPA (although the Yorkville Investor may acquire and resell additional shares of Class A Common Stock pursuant to the YA Convertible Debentures and the YA Warrant, as discussed below), and assuming that (a) we issue and sell the full $200.0 million of shares of Class A Common Stock under the SEPA to the Yorkville Investor, (b) the beneficial ownership limitations set forth in the SEPA are waived, and (c) the issue price for such sales is $5.00 per share, such additional issuances would represent in the aggregate approximately 40 million additional shares of Class A Common Stock or approximately 18.4% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. If the per share issue price is $2.00, such additional issuances would represent in the aggregate approximately 100 million additional shares of Class A Common Stock or approximately 36.0% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuance. If the beneficial ownership limitations are not waived, at a $5.00 and $2.00 issue price per share of Class A Common Stock, such issuances would represent approximately 17.9 million additional shares of Class A Common Stock, or approximately 9.99% of the total number of shares of Common Stock outstanding at Closing. The timing, frequency, and the price at which we issue shares of Class A Common Stock are subject to market prices and management’s decision to sell shares of Class A Common Stock, if at all. Any shares of Class A Common Stock issued pursuant to this arrangement will need to be registered for resale on a Form S-1 registration statement. For more information see the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business.”

Pursuant to the YA Convertible Debentures and YA Warrant, we have agreed to issue up to $37.0 million of shares of Class A Common Stock upon the conversion of the YA Convertible Debentures or exercise of the YA Warrant, as applicable. Without giving effect to any other potential future issuance other than pursuant to the YA Convertible Debentures and YA Warrant and assuming the full amounts with respect to the conversion or exercise, as applicable, of the YA Convertible Debentures and YA Warrant are paid in Class A Common Stock (without giving effect to the interest and fees accrued thereunder), and (c) the VWAP at which we issue shares is $5.00, such issuances would represent in the aggregate approximately 7.4 million additional shares of Class A Common Stock or approximately 4.0% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuances. If the VWAP price at which we issue shares is $2.00, such issuances would represent in the aggregate approximately 18.5 million additional shares of Class A Common Stock or approximately 9.4% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuances. The timing, frequency, and the price at which we issue shares of Class A Common Stock are subject to market prices, management’s decision to pay such obligations in cash (if at all) and the Yorkville Investor’s decision to convert the YA Convertible Debentures into, and exercise the YA Warrant for, shares of Class A Common Stock. Any shares of Class A Common Stock issued pursuant to the YA Warrant will need to be registered for resale on a Form S-1 or Form S-3 (as applicable) registration statement. For more information see the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business.”

Pursuant to the Insider SPAs, Rubicon has agreed to issue and sell to the Insider Investors Insider Convertible Debentures in the aggregate principal amount of up to $17.0 million, net of an aggregate original issuance discount of $2.0 million, which are convertible into shares of Class A Common Stock. Without giving effect to any other potential future issuance other than pursuant to the Insider Convertible Debentures and assuming that (a) the full amounts with respect to the conversion of the Insider Convertible Debentures are paid in Class A Common Stock (without giving effect to the interest and fees accrued thereunder), and (b) the VWAP at which we issue shares is $5.00, such issuances would represent in the aggregate approximately 3.4 million additional shares of Class A Common Stock or approximately 1.9% of the total number of shares of Common Stock outstanding as of March 21, 2023 after giving effect to only such issuances. If the VWAP price at which we issue shares is $2.00, such issuances would represent in the aggregate approximately 8.5 million additional shares of Class A Common Stock or approximately 4.6% of the total number of shares of Common Stock outstanding as of March 21, 2023, after giving effect to only such issuances. The timing, frequency, and the price at which we issue shares of Class A Common Stock are subject to market prices and the Insider Investors’ decision to convert the Insider Convertible Debentures into shares of Class A Common Stock. Any shares of Class A Common Stock issued pursuant to the Insider Convertible Debentures will need to be registered for resale on a Form S-1 or Form S-3 (as applicable) registration statement. Further, the Insider Convertible Debentures may be converted into shares of Class A Common Stock at an initial conversion price equal to the lower of 110% of: (i) the average closing price of Class A Common Stock for the five (5) trading days immediately preceding the date of the respective closing or (ii) the closing price of Class A Common Stock immediately preceding the date of the respective closing, subject to adjustments as further specified in the Insider Convertible Debentures. The Insider Convertible Debentures will be fully repayable in cash upon maturity. The Insider SPAs contained customary representations, warranties, and covenants for the sale and purchase of the Insider Convertible Debentures. For more information see the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business.”

If and when we issue securities, such recipients, upon effectiveness of a Form S-1 or Form S-3 (as applicable) registration statement registering such securities for resale, may resell all, some or none of such shares in their discretion and at different prices subject to the terms of the applicable agreement. As a result, investors who purchase shares from such recipients at different times will likely pay different prices for those shares, and so may experience different levels of dilution (and in some cases substantial dilution) and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase as a result of future issuances or issuances and sales made by Rubicon to such aforementioned parties or others at prices lower than the prices such investors paid for their shares. In addition, if we issue a substantial number of shares to such parties, or if investors expect that we will do so, the actual sales of shares or the mere existence of an arrangement with such parties may adversely affect the price of our securities or make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price, or at all.

The issuance, if any, of Class A Common Stock would not affect the rights or privileges of Rubicon’s existing stockholders, except that the economic and voting interests of existing stockholders would be diluted, potentially substantially. Although the number of shares of Class A Common Stock that existing stockholders own would not decrease as a result of these additional issuances, the shares of Class A Common Stock owned by existing stockholders would represent a smaller percentage of the total outstanding shares of Class A Common Stock after any such issuance, potentially significantly smaller.

See the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business,” for additional information regarding the SEPA, the YA Convertible Debentures, the YA Warrant, the Forward Purchase Agreement, the FPA Termination Agreements, the Deferred Fee Arrangements, Insider Convertible Debentures.

The Warrants are exercisable for Class A Common Stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Rubicon has an aggregate of 30,016,851 Warrants issued and outstanding, representing the right to purchase an equivalent number of shares of Class A Common Stock in accordance with the terms of the Warrant Agreement. The exercise price of the Warrants is $11.50 per share. Without giving effect to the issuance of any shares of Class A Common Stock pursuant to the FPA Termination Agreements, the Deferred Fee Arrangements (other than the Cowen Deferred Fee Shares, the Moelis Deferred Fee Shares, the Cohen Deferred Fee Shares, and the Jefferies Deferred Fee Shares), the Insider Convertible Debentures, the SEPA (other than the Yorkville Commitment Shares), the YA Convertible Debentures or the YA Warrant, assuming full exercise of all Warrants, the shares of Class A Common Stock issued upon such exercises would represent approximately 14.5% of the total number of shares of Common Stock outstanding on March 21, 2023, after giving effect to such exercises. To the extent such Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to Rubicon’s existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of Class A Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.

The Public Warrants may never be in the money, and they may expire worthless and the terms of such Public Warrants may be amended in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form pursuant to the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval of the holders of at least a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Notwithstanding the foregoing, any amendment to the terms of the Private Warrants only requires the consent of the Company and the holders of a majority of the Private Warrants.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

Rubicon may redeem outstanding Warrants prior to their exercise at a time that is disadvantageous to you, thereby significantly impairing the value of such warrants. Rubicon has the option to redeem not less than all of the outstanding Warrants at any time during the exercise period, at a price of $0.01 per Warrant, upon not less than 30 days’ prior written notice of redemption to each Warrant holder, (i) provided that the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share on each of 20 trading days within a 30 trading day period commencing after the Warrants become exercisable and ending on the third trading day prior to the notice of redemption to Warrant holders, and (ii) provided that there is an effective registration statement with respect to the Class A Common Stock underlying such Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption or Rubicon has elected to require the exercise of the Warrants on a “cashless basis.”

If and when the Warrants become redeemable by Rubicon, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants, or (iii) to accept the nominal redemption price which, at the time that the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants.

As of March 21, 2023, the last reported sale of price of the Class A Common Stock was $0.88 per share, which is below the threshold required for redemption.

In the event we elect to redeem the outstanding Warrants, we will mail notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice. If you do not exercise your Warrants prior to the redemption date, you would only receive the nominal redemption price for your Warrants upon surrender thereof.

There can be no assurance that we will continue to comply with the continued listing standards of NYSE.

Our Class A Common Stock and Public Warrants are currently listed on NYSE. If NYSE delists Rubicon’s securities for failure to meet the continued listing standards, Rubicon and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that Class A Common Stock are a “penny stock” which would require brokers trading in Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock and Public Warrants are listed on the NYSE, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if Rubicon was no longer listed on the NYSE, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Under certain circumstances, holders of Rubicon Interests will be entitled to Earn-Out Interests, which will increase the number of shares eligible for future resale in the public market and result in dilution of our stockholders.

After the Closing, subject to the terms and conditions set forth in the Merger Agreement, the holders of Rubicon Interests (excluding, for the avoidance of doubt, Rubicon Phantom Unitholders and Rubicon Management Rollover Holders), as applicable, have a right to receive their pro rata portion of a number of Earn-Out Interests (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing. Blocked Unitholders immediately before the Closing will be entitled to receive a pro rata portion of 1,488,519 Earn-Out Class A Shares and Rubicon Continuing Unitholders immediately before the Closing will be entitled to receive a pro rata portion of 8,900,840 Earn-Out Units and an equivalent number of Earn-Out Class V Shares.

Certain holders of Rubicon Interests will be entitled to a contingent right to receive Earn-Out Interests that is conditioned on specific circumstances, of which the occurrence is uncertain, and the failure of any of such circumstances to occur could create potential negative effects such as an increased risk of litigation.

Subject to the terms and conditions set forth in the Merger Agreement, the holders of Rubicon Interests (excluding, for the avoidance of doubt, Rubicon Phantom Unitholders and Rubicon Management Rollover Holders), as applicable, will be entitled to receive their pro rata portion of a number of Earn-Out Interests (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”):

(1) 50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $14.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of thirty (30) consecutive trading days during the Earn-Out Period;

(2) 50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $16.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of any thirty (30) consecutive trading days during the Earn-Out Period.

Whether the Earn-Out Conditions will be met is uncertain and depends on factors that may be out of Rubicon’s direct control, such as market conditions and its stock price. The failure of either Earn-Out Condition to occur could give rise to potential litigation and other negative effects because of management’s business decisions, which may negatively impact Rubicon’s stock price.

A significant portion of the total outstanding shares of Class A Common Stock (or shares of Class A Common Stock that may be issued in the future pursuant to an exchange or redemption of Class B Units) are subject to lock-up restrictions, but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly.

Pursuant to the Sponsor Agreement, the Sponsor and each Insider agreed therein not to transfer any Founder Class B Shares or Founder Private Placement Warrants (or any shares of Class A Common Stock issuable upon conversion or exercise thereof) until the earlier of (i) February 11, 2023 (180 days after the Closing Date) and (ii) the date after the Closing on which Rubicon completes a liquidation, merger, or similar transaction that results in all of Rubicon’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Sponsor holds 6,746,250 shares of Class A Common Stock (after accounting for the forfeiture of 160,000 Founder Class B Shares pursuant to the Rubicon Equity Investment Agreement and 1,000,000 Founder Class B Shares pursuant to the Sponsor Forfeiture Agreement) and 12,623,125 Private Warrants (exercisable into 12,623,125 shares of Class A Common Stock).

Pursuant to the Lock-Up Agreements, each holder agreed therein to certain transfer restrictions with respect to its Class A Common Stock and/or Class B Units received as transaction consideration pursuant to the Merger Agreement, until the earlier of (i) February 11, 2023 (180 days after the Closing Date) and (ii) the date after the Closing on which Rubicon completes a liquidation, merger, or similar transaction that results in all of Rubicon’s stockholders having the right to exchange their equity holdings for cash, securities or other property. The holders of Rubicon Interests further agreed pursuant to the Lock-Up Agreements not to exchange Class B Units for Class A Common Stock during this restricted period. As of the Closing Date, there are approximately 138.5 million shares of Class A Common Stock (or Class B Units otherwise exchangeable for shares of Class A Common Stock) subject to these restrictions.

On February 11, 2023, the transfer restrictions initially imposed in the Sponsor Agreement and Lock-Up Agreements expired. Shareholders are subsequently allowed to trade their issued or issuable shares of Class A Common Stock free of restrictions, subject to removal of the transfer legends.

Pursuant to the Atalaya Termination Agreement, 500,000 shares of Class A Common Stock held by the ACM Seller are restricted from transfer until May 30, 2024. Pursuant to the Vellar Termination Agreement, the 1,640,848 Previously Owned Shares are restricted from transfer until the earlier of May 30, 2024 or the six month anniversary of the conversion of 90% or more of the YA Convertible Debentures into shares of Class A Common Stock.

Pursuant to the First Closing Insider SPA, the First Closing Insider Convertible Debentures are subject to a lock-up period that shall be the earlier of (i) (i) 18 months from December 16, 2022 and (ii) such date as YA II PN, Ltd. notifies the Company it has completely sold all shares of Class A Common Stock under its self-liquidating convertible debenture issued pursuant to the Securities Purchase Agreement, dated as of November 30, 2022, by and between the Company and YA II PN, Ltd.

Pursuant to the Second Closing Insider SPA, the Second Closing Insider Convertible Debentures are subject to a lock-up period that shall be the earlier of (i) (i) 18 months from February 1, 2023 and (ii) such date as YA II PN, Ltd. notifies the Company it has completely sold all shares of Class A Common Stock under its self-liquidating convertible debenture issued pursuant to the Securities Purchase Agreement, dated as of November 30, 2022, by and between the Company and YA II PN, Ltd.

We entered into the following agreements whereby we issued or have agreed to issue unregistered securities that would require an effective registration statement on Form S-1 or Form S-3 (as applicable) for the resale thereof:

●	Pursuant to the Subscription Agreements, Rubicon issued 12.1 million shares of Class A Common Stock to the PIPE Investors.

●	Pursuant to the Rubicon Equity Investment Agreement, Rubicon issued 160,000 shares of Class A Common Stock to the New Equity Holders.

●	Pursuant to the Vellar Termination Agreement, Rubicon may issue up to $2.0 million of shares of Class A Common Stock to Vellar.

●	Pursuant to the Deferred Fee Arrangements, Rubicon has issued 11,179,905 shares of Class A Common Stock.

●	Pursuant to the SEPA, Rubicon issued 200,000 shares of Class A Common Stock to the Yorkville Investor as an initial commitment fee and may issue up to $200.0 million of Class A Common Stock to the Yorkville Investor pursuant to the terms thereof.

●	Pursuant to the DSUs, Rubicon will issue 815,032 shares of Class A Common Stock to certain Phantom Unitholders and Rubicon Management Rollover Holders who were no longer employed by Rubicon or its subsidiaries at the time of the DSU award.

●	Pursuant to the YA Convertible Debentures, Rubicon may issue up to $17.0 million (plus any interest or amounts accrued thereunder) of shares of Class A Common Stock to the Yorkville Investor.

●	Pursuant to the YA Warrant, Rubicon may issue up to $20.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain adjustments thereunder.

●	Pursuant to the Insider Convertible Debentures, Rubicon may issue up to $17.0 million, net of an original issuance discount of $2.0 million, of shares of Class A Common Stock to the investors party thereto.

Once these shares are registered for resale or in a primary offering, they can be sold in the public market upon issuance, subject to Rule 144 limitations applicable to affiliates and vesting restrictions.

See the section entitled “Business Combination and Certain Other Transactions” in Part I, Item 1, “Business,” for additional information regarding the SEPA, the YA Convertible Debentures, the YA Warrant, the Forward Purchase Agreement, the FPA Termination Agreements, the Deferred Fee Arrangements, and Insider Convertible Debenture.

The market price and trading volume of Class A Common Stock has been and may continue to be volatile and has declined and could further decline significantly following the Business Combination.

Stock markets, including the NYSE, the NYSE Amex and the Nasdaq Capital Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our Class A Common Stock and Public Warrants, the market price of Class A Common Stock and Public Warrants may be volatile and could decline significantly. In addition, the trading volume in Class A Common Stock and Public Warrants may fluctuate and cause significant price variations to occur. If the market price of Class A Common Stock and Public Warrants declines significantly, you may be unable to resell your shares and warrants at or above the market price of Class A Common Stock and Public Warrants as of the date of the consummation of the Business Combination. We cannot assure you that the market price of Class A Common Stock and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for the Company’s revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of NYSE;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales or resales, or anticipated issuances, sales or resales, of Class A Common Stock;

●	perceptions of the investment opportunity associated with Class A Common Stock relative to other investment alternatives;

●	the performance and market valuations of other similar companies;

●	future announcements concerning Rubicon’s business or its competitors’ businesses;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines;

●	general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism, including the outbreak of war in Ukraine; and

●	future issuances of Class A Common Stock at or below then-current trading prices, including pursuant to the YA Convertible Debentures, YA Warrant, SEPA, and Insider Convertible Debentures.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert Rubicon’s management’s attention and resources, which could have a material adverse effect on Rubicon.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research or cease publishing research about us, our share price and trading volume could decline significantly.

The market for Class A Common Stock will depend in part on the research and reports that securities or industry analysts publish about Rubicon or its business. Securities and industry analysts do not currently, and may never, publish research on Rubicon. If no securities or industry analysts commence coverage of Rubicon, the market price and liquidity for Class A Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover Rubicon downgrade their opinions about Class A Common Stock, publish inaccurate or unfavorable research about Rubicon, or cease publishing about Rubicon regularly, demand for Class A Common Stock could decrease, which might cause its share price and trading volume to decline significantly.

Future issuances of debt securities and equity securities may adversely affect us, including the market price of Class A Common Stock, and may be dilutive to existing stockholders.

There is no assurance that Rubicon will not incur debt or issue equity ranking senior to Class A Common Stock such as the YA Convertible Debentures or Insider Convertible Debentures. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting Rubicon’s operating flexibility. Additionally, any convertible or exchangeable securities that Rubicon issues in the future may have rights, preferences and privileges more favorable than those of Class A Common Stock. Because Rubicon’s decision to issue debt or equity in the future will depend on market conditions and other factors beyond Rubicon’s control, it cannot predict or estimate the amount, timing, nature or success of Rubicon’s future capital raising efforts. As a result, future capital raising efforts may reduce the market price of Class A Common Stock and be dilutive to existing stockholders.

We do not intend to pay cash dividends for the foreseeable future.

Subject to its obligations under the Tax Receivable Agreement, Rubicon currently intends to retain its future earnings, if any, to finance the further development and expansion of its business (including by re-investing such future earnings in Rubicon) and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be subject to the Tax Receivable Agreement, A&R LLCA, and at the discretion of the board of directors of Rubicon (the “Board”) and will depend on Rubicon’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Board deems relevant.

Rubicon is a holding company with no material assets other than its interest in Holdings LLC. We intend to cause Holdings LLC to make distributions to holders of Class A Units and Class B Units such that the total cash distribution from Holdings LLC to the holders is sufficient to enable each holder to pay all applicable taxes on taxable income allocable to such holder (the “Tax Distributions”). Rubicon will use the Tax Distributions to pay any taxes it owes and satisfy its obligations under the Tax Receivable Agreement. In addition, Holdings LLC is expected to reimburse Rubicon for corporate and other overhead expenses.

The A&R LLCA provides that the Tax Distributions will be made to holders of Class A Units and Class B Units (including Rubicon) at the highest combined effective U.S. federal, state, and local marginal rate of tax applicable to an individual resident in the U.S. for the fiscal year. Rubicon anticipates that the Tax Distributions it will receive from Holdings LLC may, in certain periods, exceed Rubicon’s actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to pay dividends on the Class A Common Stock or to re-invest in Holdings LLC. Rubicon will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders. We also expect, if necessary, to undertake ameliorative actions, which may include pro rata or non-pro rata reclassifications, combinations, subdivisions or adjustments of outstanding Class A Units pursuant to the A&R LLCA, to maintain one-for-one parity between Class A Units held by Rubicon and shares of Class A Common Stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of Class A Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Rubicon may be the target of this type of litigation in the future. Securities litigation against Rubicon could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Risks Related to Operating as a Public Company, the Up-C Structure and the Tax Receivable Agreement

Our management does not have prior experience in operating a public company.

Our management does not have prior experience in managing a publicly traded company. As such, the management team may encounter difficulties in successfully or effectively managing Rubicon’s transition to a public company and in complying with its reporting and other obligations under federal securities laws and other regulations and in connection with operating as a public company. Their lack of prior experience in dealing with the reporting and other obligations and laws pertaining to public companies could result in the management of Rubicon being required to devote significant time to these activities which may result in less time being devoted to the management and growth of Rubicon. Additionally, Rubicon will be required to hire additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies. Rubicon may be required to incur significant expense in connection with these efforts.

Rubicon will depend on distributions from Holdings LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.

Rubicon is a holding company and its only business is to act as the managing member of Holdings LLC, and its only material assets are Class A Units representing approximately 32.6% of the membership interests of Holdings LLC. Rubicon does not have any independent means of generating revenue. We anticipate that Holdings LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Holdings LLC. Accordingly, Rubicon will be required to pay income taxes on its allocable share of any net taxable income of Holdings LLC. We intend to cause Holdings LLC to make pro rata distributions to each of its members, including Rubicon, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Rubicon to make payments under the Tax Receivable Agreement. In addition, Holdings LLC will reimburse Rubicon for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Rubicon shall receive a tax distribution payment before the other members of Holdings LLC receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members of Holdings LLC pro rata in accordance with their assumed tax liabilities. To the extent that Rubicon needs funds, and Holdings LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Rubicon’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. Although we do not currently expect to pay dividends, such restrictions could also affect Rubicon’s ability to pay any dividends (if declared) in the future.

Rubicon is required to pay to the TRA Holders most of the tax benefits Rubicon receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of Legacy Rubicon Units in connection with the Business Combination and in the future, and the amount of those payments is expected to be substantial.

Rubicon has entered into the Tax Receivable Agreement with the TRA Holders. The Tax Receivable Agreement provides for payment by Rubicon to the TRA Holders of 85% of the amount of the net cash tax savings, if any, that Rubicon realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from Rubicon’s acquisition of preferred and common units of Holdings LLC (the “Legacy Rubicon Units”) in connection with the Business Combination and in Class B Unit future exchanges, (ii) certain favorable tax attributes (such as net operating losses attributable to pre-merger tax periods) Rubicon acquired in the Blocker Mergers and (iii) any payments Rubicon makes to the TRA Holders under the Tax Receivable Agreement (including tax benefits related to imputed interest). Rubicon will retain the benefit of the remaining 15% of these net cash tax savings.

The term of the Tax Receivable Agreement commenced upon the completion of the Business Combination and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case Rubicon will be required to make the termination payment specified in the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, as further set forth in this report. For the sake of illustration, assuming all outstanding Class B Units are exchanged for shares of Class A Common Stock, the estimated tax benefits to Rubicon subject to the Tax Receivable Agreement would be approximately $394.7 million and the related undiscounted payment to the TRA Holders equal to 85% of the benefit would be approximately $335.5 million, assuming (i) exchanges occurred on the same day, (ii) a share price of $10.00 per share of Class A Common Stock, (iii) no material changes in relevant tax law, (iv) a constant combined effective income tax rate of 24.017% and (v) that we have sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are the subject of the Tax Receivable Agreement. The actual future payments to the TRA Holders will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Holdings LLC in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

The actual tax benefit, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of Rubicon’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that Rubicon may have made under the Tax Receivable Agreement; and the portion of Rubicon’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. As a result of the increases in the tax basis (including actual and deemed increases) of the tangible and intangible assets of Holdings LLC attributable to the initial acquisitions and exchanged Holdings LLC interests, the Blocker Mergers, and certain other tax benefits, the payments that Rubicon will be required to make to the beneficiaries under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits Rubicon receives in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Rubicon by Holdings LLC are not sufficient to permit Rubicon to make payments under the Tax Receivable Agreement.

In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that Rubicon actually realizes.

The Tax Receivable Agreement provides that if (i) Rubicon exercises its right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) Rubicon experiences certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) Rubicon fails (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date, or (v) Rubicon materially breaches its obligations under the Tax Receivable Agreement, Rubicon will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by Rubicon under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that Rubicon would have enough taxable income to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss, deduction, or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by Rubicon ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any exchangeable units of Holdings LLC (other than those held by Rubicon) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A Common Stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by Rubicon under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) LIBOR (as defined in the Tax Receivable Agreement), plus 400 basis points.

Moreover, as a result of an elective early termination, a change in control or Rubicon’s material breach of its obligations under the Tax Receivable Agreement, Rubicon could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings. Thus, Rubicon’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the Internal Revenue Service (“IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, Rubicon would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the applicable Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and Rubicon will not be permitted to reduce its payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under such Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. Rubicon will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that Rubicon actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and Rubicon may not be able to recoup those payments, which could adversely affect Rubicon’s financial condition and liquidity.

In certain circumstances, Holdings LLC will be required to make distributions to us and the continuing members of Holdings LLC, and the distributions that Holdings LLC will be required to make may be substantial.

Holdings LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to its members, including Rubicon. Pursuant to the A&R LLCA, Holdings LLC will make pro rata tax distributions to its members, including Rubicon, which generally will be pro rata based on the ownership of Holdings LLC units, calculated using an assumed tax rate, to enable each of the members to pay taxes on that member’s allocable share of Holdings LLC’s net taxable income. Under applicable tax rules, Holdings LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions will be determined based on assumptions, including an assumed tax rate that is the highest combined effective marginal tax rate applicable to an individual resident in the U.S. for the taxable year, but will be made pro rata based on ownership of Holdings LLC units, Holdings LLC will be required to make tax distributions that, in the aggregate, will likely exceed the aggregate amount of taxes payable by its members with respect to the allocation of Holdings LLC’s income.

Funds used by Holdings LLC to satisfy its tax distribution obligations will generally not be available for reinvestment in its business and these the tax distributions Holdings LLC will be required to make may be substantial.

As a result of potential differences in the amount of net taxable income allocable to us and to other members of Holdings LLC, as well as the use of an assumed tax rate in calculating Holdings LLC’s Tax Distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our holders of Class A Common Stock or by applying them to other corporate purposes.

The IRS might challenge the tax basis step-ups and other tax benefits we receive in connection with the Business Combination and the related transactions and in connection with future acquisitions of Class B Units.

The Rubicon Continuing Unitholders may exchange Class B Units for shares of our Class A Common Stock in the future or, at the election of Rubicon in its sole discretion, for cash. The Blocker Mergers and exchanges by Rubicon Continuing Unitholders in the future may result in increases in the tax basis of the assets of Holdings LLC that otherwise would not have been available. These increases in tax basis are expected to increase, or deemed to increase (for U.S. tax purposes) Rubicon’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that Rubicon would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. Rubicon’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority (other than by an off-set against future payments under the Tax Receivable Agreement). As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our ultimate cash tax savings.

We may incur tax and other liabilities attributable to Blocked Unitholders as a result of certain reorganization transactions.

In connection with the Blocker Mergers, Rubicon issued Blocked Unitholders shares of Class A Common Stock as merger consideration. As the successor to these merged entities, Rubicon generally will succeed to and be responsible for any outstanding or historical tax or other liabilities of the Blocker Companies, including any liabilities incurred as a result of the Blocker Mergers. Any such liabilities for which Rubicon is responsible could have an adverse effect on our liquidity and financial condition.

Future changes to tax laws or our effective tax rate could materially and adversely affect our company and reduce net returns to our stockholders.

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions, all of which could change on a prospective or retroactive basis. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.

Our businesses are subject to income taxation in the United States. Tax rates at the federal, state and local levels in the United States may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors, including projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected at the entity level. Holdings LLC (or any of its applicable subsidiaries or other entities in which Holdings LLC directly or indirectly invests that are classified as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and Rubicon, as a member of Holdings LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes similarly could result in Holdings LLC (or any of its applicable subsidiaries or other entities in which Holdings LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest and penalties.

Under certain circumstances, Holdings LLC or an entity in which Holdings LLC directly or indirectly invests may be eligible to make an election to cause members of Holdings LLC (or such other entity) to take into account the amount of any understatement, including any interest and penalties, in accordance with such member’s share in Holdings LLC in the year under audit. We will decide whether or not to cause Holdings LLC to make this election (subject to the terms of the A&R LLCA); however, there are circumstances in which the election may not be available and, in the case of an entity in which Holdings LLC directly or indirectly invests, such decision may be outside of our control. If Holdings LLC or an entity in which Holdings LLC directly or indirectly invests does not make this election, the then-current members of Holdings LLC (including Rubicon) could economically bear the burden of the understatement.

If Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Rubicon and Holdings LLC might be subject to potentially significant tax inefficiencies, and Rubicon would not be able to recover payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that Holdings LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If Holdings LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Rubicon and Holdings LLC, including as a result of Rubicon’s inability to file a consolidated U.S. federal income tax return with Holdings LLC. In addition, Rubicon may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Holdings LLC’s assets) were subsequently determined to have been unavailable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

While most of our employee base operates remotely, we maintain four facilities for operations: our corporate headquarters are in Lexington, Kentucky and we maintain offices in Atlanta, Georgia, New York, New York, and Tinton Falls, New Jersey. We lease all our facilities. We believe that our current office space and facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are currently traded on the NYSE under the symbols “RBT” and “RBT WS,” respectively.

As of March 21, 2023, there were 33 holders of record of our Class A Common Stock and 168 holders of record of our Class V Common Stock.

Dividend Policy

We have not paid any cash or stock dividends on Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board, subject to restrictions under Delaware law. The Company’s ability to declare dividends will also be limited by restrictive covenants pursuant to existing and any future debt financing.

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities of the Company during the three months ended December 31, 2022.

Unregistered Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Rubicon Technologies, Inc., a Delaware corporation (“Rubicon,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements” in this report. We assume no obligation to update any of these forward-looking statements except as required by law.

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

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now services over 8,000 customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, and encompasses over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 90 municipalities within the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 60 patents and 20 trademarks.

We operate as one segment. See Note 1, Nature of operations and summary of significant accounting policies, to our audited consolidated financial statements included elsewhere in this Annual Report for our discussion about segments.

COVID-19 Update

On January 30, 2020, the World Health Organization declared the coronavirus “COVID-19” outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. COVID-19 and actions taken to mitigate it such as travel bans and restrictions, limitations on business activity, quarantines, work-from-home directives and shelter-in-place orders have had and are expected to continue to have an adverse impact on certain businesses and industries and the economies and financial markets regionally and globally, including the geographical areas in which we operate. The COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of our customers and partners, impacted our business, results of operations and cash flows and could further impact our business, results of operations and our cash flows in the future.

In response to the COVID-19 pandemic, we have proactively taken steps to put our employees’, customers’ and partners’ needs first to ensure that we can provide our services safely and efficiently. Since the beginning of the outbreak, we took actions in response to the pandemic that focused on maintaining business continuity, supporting our employees, helping our customers and communities and preparing for the future and the long-term success of our business.

As a result of the pandemic, we experienced customer attrition during the second half of 2020 which caused a decline in service revenue during the first half of 2021 as compared to the same prior-year period; however, our revenues subsequently began to recover and for the second half of 2021, our service revenue increased by $21.7 million as compared to the second half of 2020. This trend has continued into 2022 with our service revenue increasing by $88.9 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Additionally, our sales and marketing activities and spend decreased during 2021 and 2020 as a result of pandemic-related cost-saving initiatives. Some sales and marketing activities, including hiring in the sales and marketing teams and team members’ attendance at business development conferences and meetings, resumed beginning in the first quarter of 2022, contributing to an additional $1.8 million in sales and marketing cost for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Furthermore, we received loans under the Paycheck Protection Program (“PPP”), which was established under the CARES Act and is administered by the Small Business Administration (“SBA”), for an amount totaling $10.8 million, the full amount of which, along with associated accumulated interest, was forgiven during 2021.

The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance depends on certain developments, including the duration of the pandemic and any resurgences, the severity of the disease, responsive actions taken by public health officials, the development, efficacy, distribution and public acceptance of treatments and vaccines, and the impacts on our customers, employees, partners, sales cycles and industry, all of which are uncertain and currently cannot be predicted with any degree of certainty. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. While it is unknown how long pandemic conditions will last and what the complete financial impact will be, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and are unable at this time to predict the impact that COVID-19 will have on our business, financial position, and operating results in future periods due to numerous uncertainties.

Mergers

On August 15, 2022 (the “Closing Date”), we consummated the mergers (the “Mergers”) with Founder SPAC (“Founder”) pursuant to that certain Agreement and Plan of Merger dated December 15, 2021 (the “Merger Agreement”) (the “Closing”). Pursuant to the Merger Agreement, Ravenclaw Merger Sub LLC (“Merger Sub”), a wholly owned subsidiary of Founder, merged with and into Rubicon Technologies, LLC (“Holdings LLC”), with Holdings LLC surviving as a wholly-owned subsidiary of Rubicon. In connection with the Closing, Founder changed its name to Rubicon Technologies, Inc. and Holdings LLC changed its name to Rubicon Technologies Holdings, LLC.

The Mergers were accounted for akin to a reverse recapitalization. We were deemed the accounting predecessor and Rubicon is the successor SEC registrant to Founder, meaning that our financial statements for previous periods are included in this Annual Report on Form 10-K and will be disclosed in Rubicon’s future periodic reports and registration statements filed with the SEC. Under this method of accounting, Founder is treated as the acquired company for financial statement reporting purposes. As a result of consummation of the Mergers, the most significant changes in our financial position was a net increase in cash of approximately $73.8 million after accounting for transaction and other costs ($25.3 million), payments under the Forward Purchase Agreement (as defined below) ($68.7 million), the PIPE Investment ($121.0 million), Founder shareholder redemptions in connection with the Mergers ($246.0 million) and the Cash Transaction Bonuses (as defined below) ($28.9 million).

As a result of the Mergers, Rubicon became the successor to Founder as a publicly traded company and is listed on the New York Stock Exchange (“NYSE”), which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company, particularly as compared to the expenses reflected in our financial statements prior to the Mergers, for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

Forward Purchase Agreement

On August 4, 2022, Founder, Holdings LLC and ACM ARRT F LLC (“ACM Seller”) entered into a Forward Purchase Agreement (as novated to the FPA Sellers), pursuant to which, prior to the Closing, the FPA Sellers purchased an aggregate of 7,082,616 Founder Class A Shares from redeeming holders, and upon such purchase, the FPA Sellers waived their redemption rights with respect to such securities, resulting in additional net proceeds to Rubicon of approximately $4.0 million at the Closing. On November 30, 2022, we terminated the Forward Purchase Agreement and related obligations pursuant to the Atalaya Termination Agreement and Vellar Termination Agreement. See “—Liquidity and Capital Resources—Other Financing Arrangements” below for additional information.

SEPA

On August 31, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Yorkville Investor”) pursuant to which (a) we issued to the Yorkville Investor 200,000 shares of Class A Common Stock represented an initial up-front commitment fee, and (b) assuming satisfaction of certain conditions and subject to the limitations set forth in the SEPA, we have the right, from time to time to issue and sell to the Yorkville Investor up to $200.0 million in shares of Class A Common Stock until the earlier of September 1, 2025 (the first day of the month next following the 36-month anniversary of the date of the SEPA) or the date on which the facility has been fully utilized, in each case, with such sales first subject to the SEC declaring effective a registration statement covering the resale of such shares of Class A Common Stock. See “—Liquidity and Capital Resources—Other Financing Arrangements” below for additional information.

Yorkville SPA

On November 30, 2022, we entered into a security purchase agreement with the Yorkville Investor (the “YA SPA”), whereby we agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which are convertible into Class A Common Stock (the “YA Conversion Shares”), and (ii) a pre-funded warrant (the “YA Warrant”), which is exercisable for $20.0 million of Class A Common Stock (the “YA Warrant Shares”), on the terms and subject to the conditions set forth therein.

On November 30, 2022, upon signing the YA SPA, we (i) issued and sold to the Yorkville Investor (a) a convertible debenture in the principal amount of $7.0 million for a purchase price of $7.0 million (the “First YA Convertible Debenture) and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a commitment fee in the amount of $2.0 million, with such amount being deducted from the proceeds of the First YA Convertible Debenture. Pursuant to the YA SPA, the parties further agreed that we would issue and sell to the Yorkville Investor and the Yorkville Investor would purchase from us another convertible debenture in the principal amount of $10.0 million for a purchase price of $10.0 million (the “Second YA Convertible Debenture”), upon the satisfaction of certain conditions defined in the YA SPA. On February 3, 2023, following satisfaction of these conditions, we issued and sold to the Yorkville Investor the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million.

Insider SPAs

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with various investors comprised of certain members of Rubicon’s management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 31, 2022, the First Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $11.9 million and purchase price of $10.5 million (the “the First Closing Insider Convertible Debentures”). The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. See “—Liquidity and Capital Resources—Other Financing Arrangements” below for additional information.

On February 1, 2023, we entered into a security purchase agreement (the “Second Closing Insider SPA”) with various third parties and Guardians of New Zealand Superannuation, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock (the “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, on February 1, 2023, the Second Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $6.5 million and purchase price of $5.7 million (the Second Closing Insider Convertible Debentures). The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

Rodina Note

On February 2, 2023, we issued an Unsecured Promissory Note to CHPAF Holdings SAPI de CV (“Rodina”), an affiliate of Andres Chico, a member of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, in the amount of $3.0 million (the “Rodina Note”). The Rodina Note accrues interest at an annual rate of 16.0% and matures on July 1, 2024. The principal and interest will become due and payable on the maturity date.

Chico PIPE Agreements

On March 16, 2023, we entered into Subscription Agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, Felipe Chico Hernandez, and Andres Chico, a director of Rubicon, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for the purchase price set forth therein. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

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

Industry trends and customers preference

The waste and recycling industry is highly regulated and complex, and public policy is increasingly focused on improving diversion from landfills and reducing emissions. Current policies tend to encourage and reward reductions in carbon dioxide emissions, and many major cities in the United States have promulgated climate action plans committing to achieve emissions reductions. Additionally, the waste generators’ awareness of benefits achieved by improved diversion from landfills has been increasing which we believe is and will continue driving preference for recycling over landfills. We view these trends as an opportunity to accelerate the growth of our business, including our revenue and profitability.

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other materials. Currently, old corrugated cardboard is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally upward and contributed to higher recyclable commodity revenue in more recent periods. For the years ended December 31, 2022 and 2021, our recyclable commodity revenue was $85.6 million and $82.1 million, respectively.

See the sections titled “Qualitative and Quantitative Disclosures About Market Risk” and “Risk Factors” included elsewhere in this report for further discussion regarding recyclable commodity price risk.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. For the years ended December 31, 2022 and 2021, our product development cost was $37.5 million and $22.5 million, respectively. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. We expect product development costs to stay consistent as a percentage of total revenue in the next 12 months.

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

As part of our services, we work with our customers to locate opportunities to reduce waste volume and service frequency with the intention to reduce costs for the customers which in turn leads to reduced costs for us. We are typically entitled to bill for a portion of such savings the customers realize as a result of our services in accordance with the terms of our customer contracts.

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

Equity-based compensation expense during the year ended December 31, 2022 was approximately $101.0 million, an increase of $93.2million compared to the year ended December 31, 2021. At the consummation of the Mergers, we incurred approximately $79.7 million of equity-based compensation expense due to the modification and vesting of the “Legacy Rubicon Incentive Units and Phantom Units,” which are those units we granted pursuant to the Holdings LLC Profits Participation Plan and Unit Appreciation Rights Plan (the “2014 Plan”) and additional $10.9 million for the RSUs granted to certain management members.

At the consummation of the Mergers, we also incurred approximately $47.6 million of one-time compensation costs associated with Rubicon management rollover consideration under the Merger Agreement, which is payable in cash or equity at our discretion. On October 19, 2022, we granted certain RSU awards as replacement awards for $13.9 million of the accrued management rollover consideration. The number of RSUs issuable in exchange of Legacy Rubicon Phantom Units is 1,828,669. These RSUs vested into an equivalent number of Class A Common Stock on February 11, 2023. The equity-based compensation expense for the RSUs and DSUs issued in exchange for the management rollover consideration was approximately $3.5 million, which resulted in a $10.4 million gain recognized in general and administrative expense for the year ended December 31, 2022. Accounting rules require immediate recognition of the equity-based compensation expense as a result of the non-substantive vesting period. The remaining $33.7 million of accrued management rollover is presented in accrued expenses as of December 31, 2022, and we expect to make certain RSU and deferred stock unit (“DSU”) awards as replacement awards for the remaining accrued Rubicon management rollover consideration.

On October 19, 2022, we granted certain RSU and DSU awards pursuant to the Merger Agreement as replacement awards for the Holdings LLC Phantom Units. The number of RSUs and DSUs issued in exchange of Legacy Rubicon Phantom Units is 970,389 and 540,032, respectively. These RSUs and DSUs vested into an equivalent number of Class A Common Stock on February 11, 2023. The equity-based compensation expense for the RSUs and DSUs issued in exchange for the Legacy Rubicon Phantom Units was approximately $2.2 million and recognized in general and administrative expense for the year ended December 31, 2022. Accounting rules require immediate recognition of the equity-based compensation expense as a result of the non-substantive vesting period.

Additionally, certain of our employees received a one-time incentive cash payment upon closing of the Mergers (the “Cash Transaction Bonuses”). The aggregate Cash Transaction Bonuses paid by us in connection with the Mergers was approximately $28.9 million, as well as additional discretionary bonuses in the amount of $2.8 million paid following the Closing. Historically, we have paid annual cash-based bonuses to our employees. For the years ended December 31, 2022 and 2021, the annual cash-based bonuses we incurred were $4.6 million and $6.8 million, respectively. We expect that annual cash-based bonuses will continue to be a component of our employee compensation practices to ensure that we are able to attract and retain employee talent; however, we do not expect that additional cash-based bonuses of a size comparable to the Cash Transaction Bonuses will be awarded or payable in the ordinary course, outside of a change of control or similar significant transaction. Accordingly, our general and administrative expenses increased by the payment of the Cash Transaction Bonuses during the year ended December 31, 2022 (the periods in which the Mergers were consummated).

Additionally, pursuant to the CEO Transition Agreement, we made a series of transition payments to Mr. Nate Morris, the Company’s former CEO, in the aggregate amount of $1.9 million through February 10, 2023 and a $0.7 million bonus with respect to his service in 2022 that was paid in 2023. In lieu of any obligation to deliver RSUs to Mr. Morris pursuant to his employment agreement, we granted to Mr. Morris an award of 8,378,986 RSUs that vested on February 10, 2023.

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

Comparison of years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$589,810	$500,911	$88,899	17.7%
Recyclable commodity	85,578	82,139	3,439	4.2%
Total revenue	675,388	583,050	92,338	15.8%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	569,750	481,642	88,108	18.3%
Recyclable commodity	78,083	77,030	1,053	1.4%
Total cost of revenue (exclusive of amortization and depreciation)	647,833	558,672	89,161	16.0%
Sales and marketing	16,177	14,457	1,720	11.9%
Product development	37,450	22,485	14,965	66.6%
General and administrative	221,493	52,915	168,578	318.6%
Amortization and depreciation	5,723	7,128	(1,405)	(19.7)%
Total costs and expenses	928,676	655,657	273,019	41.6%
Loss from operations	(253,288)	(72,607)	(180,681)	248.8%
Other income (expense):
Interest earned	2	2	-	0%
Gain on forgiveness of debt	-	10,900	(10,900)	(100)%
Gain (loss) on change in fair value of warrant liabilities	(1,777)	(606)	(1,171)	193.2%
Gain (loss) on change in fair value of earn-out liabilities	68,500	-	68,500	NM %
Gain (loss) on change in fair value of forward purchase option derivative	(72,641)	-	(72,641)	NM %
Excess fair value over the consideration received for SAFE	(800)	-	(800)	NM %
Excess fair value over the consideration received for pre-funded warrant	(14,000)	-	(14,000)	NM %
Gain on service fee settlements in connection with the Mergers	12,126	-	12,126	NM %
Other expense	(2,954)	(1,055)	(1,899)	180.0%
Interest expense	(16,863)	(11,455)	(5,408)	47.2%
Total other income (expense)	(28,407)	(2,214)	(26,193)	NM %
Loss before income taxes	(281,695)	(74,821)	(206,874)	276.5%
Income tax expense (benefit)	76	(1,670)	1,746	(104.6)%
Net loss	(281,771)	(73,151)	(208,620)	285.2%
Net loss attributable to Holdings LLC unitholders prior to the Mergers	(228,997)	(73,151)	(155,846)	213.0%
Net loss attributable to noncontrolling interests	(22,621)	-	(22,621)	NM %
Net Loss Attributable to Class A Common Stockholders	(30,153)	-	(30,153)	NM %

NM – not meaningful

Revenue

Total revenue increased by $92.3 million, or 15.8%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Service revenue increased by $88.9 million, or 17.7%, primarily due to a combination of sales to new customers in the amount of $55.4 million, increased service levels and volumes for existing customers in the amount of $34.4 million, and increased prices for existing customers in the amount of $18.9 million, which was partially offset by customer attrition of $19.6 million.

Revenues from sales of recyclable commodities increased by $3.4 million, or 4.2%, primarily due to an increase in the sales prices for recyclable commodities, especially in pallets, whose price per unit increased by 58.2%.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $89.2 million, or 16.0%, for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Cost of service revenue increased by $88.1 million, or 18.3%, primarily due to an increase in hauling-related costs corresponding to the service revenue increase as a result of service level increases to new customers by $54.8 million and existing customers by $33.4 million as well as price increase by $17.5 million, but this increase was partially offset by reduced hauling-related costs by $17.5 million due to customer attrition.

Cost of recyclable commodity revenue increased by $1.1 million, or 1.4%, primarily due to an increase in the cost of recyclable commodities sold mainly driven by the increase in the recyclable commodity prices.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2022 increased $1.7 million, or 11.9% compared to the year ended December 31, 2021. The increase was primarily attributable to higher costs for sales and marketing activities that we recommenced in 2022 following a temporary suspension as a result of the pandemic, including meetings, conferences and other business development activities in the amount of $1.1 million and higher costs for marketing campaigns of $0.6 million.

Product development

Product development expenses increased by $15.0 million, or 66.6%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily attributable to higher product development support costs of $12.9 million mainly driven by higher software subscription costs, which contributed to an $11.8 million increase and higher costs incurred for increased use of outside services for product development support, which contributed to a $1.1 million increase, and higher payroll related costs of $2.1 million, which increased primarily due to the headcount increase in our product development team to support our growth.

We expect the product development cost to be at a similar level to 2022 over the next twelve months. A significant component of the product development is expected to be the Palantir Technologies, Inc. software services subscription cost, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “—Contractual Obligations” below for further information regarding the Palantir Technologies, Inc. software services subscription.

General and administrative

General and administrative expenses increased by $168.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily attributable to an increase of stock-based compensation expense by $93.1 million and cash bonus and RSU and DSU issuances in connection with Rubicon management rollover consideration under the Merger Agreement increasing expense by $65.5 million. The majority of these stock-based compensation expenses were incurred in connection with vesting of the Legacy Rubicon Incentive Units and Phantom Units as well as bonuses and incentives in connection with the consummation of the Mergers. Additional factors that contributed to the increase were an increase of outside services by $8.1 million including professional service fees to operate as a publicly traded company, a $6.5 million increase in payroll cost mainly due to the head count increase and a $1.9 million increase in payroll tax, partially offset by a $7.1 million decrease in bad debt expense due to improved cash collection of amounts for which reserves had previously been established.

Amortization and depreciation

Amortization and depreciation expenses for the year ended December 31, 2022 decreased $1.4 million, or 19.7%, compared to the year ended December 31, 2021. This fluctuation was primarily driven by a decrease in amortization of customer acquisition costs.

Other income (expense)

Other expense increased by $26.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily attributable a $72.6 million loss associated with the decline in fair value of our derivatives, a $14.0 million loss from excess fair value over the consideration received for YA Warrant, a $10.9 million gain on forgiveness of PPP loans in 2021 which did not repeat in 2022, a $5.4 million increase in interest expense due to higher borrowings under the revolving line of credit and other debt obligations (see “Debt” section) as compared to the prior year, a $1.9 million increase in other expenses which was primarily driven by the $0.9 million SEPA commitment fee and the remainder was consisted of various non-operational expenses, an additional $1.1 million loss associated with the decline in fair value of warrant liabilities, and a $0.8 million loss from excess fair value over the consideration received for a Simple Agreement for Future Equity (SAFE), partially offset by a $68.5 million gain related to the earn-out liabilities and a $12.1 million gain on settlements of fees with certain advisors that provided professional services in connection with the Mergers.

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2022 increased by $1.7 million compared to the year ended December 31, 2021. The increase was primarily attributable to the deferred tax expenses related to book and tax basis difference in goodwill and intangible assets and the current state tax expenses.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our audited consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

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

Our revenue net retention rate was 96.9% and 125.0% as of December 31, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2022	2021
	(in thousands, except percentages)
Total revenue	$675,388	$583,050
Less: total cost of revenue (exclusive of amortization and depreciation)	647,833	558,672
Less: amortization and depreciation for revenue generating activities	2,520	2,947
Gross profit	$25,035	$21,431
Gross profit margin	3.7%	3.7%

Gross profit	$25,035	$21,431
Add: amortization and depreciation for revenue generating activities	2,520	2,947
Add: platform support costs	25,766	22,556
Adjusted gross profit	$53,321	$46,934
Adjusted gross profit margin	7.9%	8.0%

Amortization and depreciation for revenue generating activities	$2,520	$2,947
Amortization and depreciation for sales, marketing, general and administrative activities	3,203	4,181
Total amortization and depreciation	$5,723	$7,128

Platform support costs (1)	$25,766	$22,556
Marketplace vendor costs (2)	622,067	536,116
Total cost of revenue (exclusive of amortization and depreciation)	$647,833	$558,672

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and GAAP net loss is its most comparable GAAP measurement. We define adjusted EBITDA as GAAP net loss adjusted to exclude interest expense and income, income tax expense and benefit, amortization and depreciation, equity-based compensation, phantom unit expense, gain or loss on change in fair value of warrant liabilities, gain or loss on change in fair value of earn-out liabilities, gain or loss on change in fair value of derivatives, executive severance charges, gain or loss on settlement of the Management Rollover Bonuses, excess fair value over the consideration received for SAFE, excess fair value over the consideration received for pre-funded warrant, gain or loss on service fee settlements in connection with the Mergers, other non-operating income and expenses, and unique non-recurring income and expenses.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended December 31,
	2022	2021
Total revenue	$675,388	$583,050

Net loss	$(281,771)	$(73,151)
Adjustments:
Interest expense	16,863	11,455
Interest earned	(2)	(2)
Income tax expense (benefit)	76	(1,670)
Amortization and depreciation	5,723	7,128
Equity-based compensation	94,204	543
Phantom unit expense	6,783	7,242
(Gain) Loss on change in fair value of warrant liabilities	1,777	606
Gain on change in fair value of earn-out liabilities	(68,500)	-
Loss on change in fair value of derivatives	72,641	-
Executive severance charges	1,952	-
Gain on settlement of Management Rollover Bonuses	(10,415)
Excess fair value over the consideration received for SAFE	800	-
Excess fair value over the consideration received for pre-funded warrant	14,000	-
Gain on service fee settlements in connection with the Mergers	(12,126)	-
Nonrecurring merger transaction expenses(3)	80,712	-
Other expenses(4)	2,954	1,055
Gain on forgiveness of debt	-	(10,900)
Adjusted EBITDA	$(74,329)	$(57,694)
Net loss as a percentage of total revenue	(41.7)%	(12.5)%
Adjusted EBITDA as a percentage of total revenue	(11.0)%	(9.9)%

(3)	Nonrecurring merger transaction expenses primarily consist of management bonus payments of $31.7 million, including $2.8 million bonuses paid subsequent to the Closing Date, accrual for Rubicon management rollover consideration under the Merger Agreement of $47.6 million, and related payroll tax expense of $1.2 million in connection with the Mergers.
(4)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties, commitment fee for SEPA, and gains and losses on sale of property and equipment.

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

Our principal sources of liquidity have been borrowings under our credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. More recently, we received cash proceeds from the Mergers and the PIPE Investment, and have entered into the SEPA, the YA Convertible Debentures, the YA Warrant, the Insider Convertible Debentures, and the Rodina Note to provide additional liquidity (see “—Other Financing Arrangements” below). Additionally, we have amended our Revolving Credit Facility to extend the maturity date and increase the maximum borrowing capacity, amended the Subordinated Term Loan to extend its maturity date (see “—Debt” below), received a binding commitment for $15.0 million of additional financing (the “Financing Commitment”), and amended our software subscription agreement with Palantir Technologies, Inc. (“Palantir”) to reduce the amount of cash payments (see “—Contractual Obligations” below). Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, and to pay interest and principal on our indebtedness.

Our principal uses of cash in recent periods have been funding operations, servicing debts and paying expenses associated with the Mergers, including amounts paid under the Forward Purchase Agreement and for its termination. Our long-term future capital requirements will depend on many factors, including revenue growth rate, achieving higher profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts, the continuing market adoption of our products, and the terms on which we refinance our existing indebtedness.

During the year ended December 31, 2022, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of December 31, 2022. Our total current liabilities as of December 31, 2022 are $267.4 million.

As of December 31, 2022, cash and cash equivalents totaled $10.1 million, accounts receivable totaled $65.9 million and unbilled accounts receivable totaled $55.2 million. Availability under our Revolving Credit Facility, which provided the ability to borrow up to $60.0 million, was $5.6 million. In February 2023, the maximum borrowing capacity under the Revolving Credit Facility was increased to $75.0 million. As of March 21, 2023, we had approximately $6.0 million in cash and cash equivalents and $17.9 million available under our Revolving Credit Facility. Our outstanding indebtedness includes the Revolving Credit Facility, the Term Loan, the Subordinated Term Loan, the YA Convertible Debentures, the Insider Convertible Debentures and the Rodina Note under which the principal of $50.8 million, $39.5 million, $20.0 million, $14.8 million, $18.5 million and $3.0 million, respectively, were outstanding as of March 21, 2023. Pursuant to the SEPA, we have the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA. However, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without shareholder approval, the amount that could be raised pursuant to the SEPA is significantly lower than $200.0 million without first obtaining shareholder approval. Furthermore, the amended Term Loan agreement entered into on November 18, 2022 requires us to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full.

We currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about our ability to continue as a going concern.

To address projected liquidity needs for the next 12 months, we have (i) upsized the Revolving Credit Facility to $75.0 million and extended its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, (ii) extended the maturity date of the Subordinated Term Loan to March 29, 2024, (iii) received the Financing Commitment, and (iv) amended the software subscription agreement with Palantir which allows us to satisfy the $11.3 million of fees that are scheduled to become due in 2023 in the Company’s equity or debt securities. See “—Debt”, “—Other Financing Arrangements” and “—Contractual Obligations” below for additional information regarding these amended agreements and the Financing Commitment. In addition, we have begun to execute our plan to modify our operations to further reduce spending. Initiatives we have undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the natural by product of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

We believe that the upsized Revolving Credit Facility, the extended maturities of the Revolving Credit Facility and the Subordinated Term Loan, the Financing Commitment, other additional financing facilities entered into during the first quarter of 2023, including the Second Closing Insider Convertible Debentures, the Rodina Note and the Second YA Convertible Debenture, the amended Palantir agreement, cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet our known liquidity needs for the next 12 months. We believe our plan is probable of being achieved and alleviates substantial doubt about our ability to continue as a going concern. In the long term, we intend to refinance all of our term loan facilities with new, longer term debt facilities (the “New Debt Facilities”).

We may receive additional capital from the cash exercise of the Public and Private Warrants. However, the exercise price of our Warrants is $11.50 per warrant and the last reported sales price of our Class A Common Stock on March 21, 2023 was $0.88. The likelihood that Warrant holders will exercise their Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Class A Common Stock and we do not currently expect to receive any cash proceeds from the exercise of Warrants in the short- to medium-term due to the trading price of our Class A Common Stock. If the trading price for our Class A Common Stock continues to be less than $11.50 per share, we do not expect Warrant holders to exercise their Warrants. Similarly, the Private Warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the Private Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

If we raise funds by issuing equity securities, including under the SEPA, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, including the New Debt Facilities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings, including the terms of the New Debt Facilities, could impose significant restrictions on our operations and increase the cost of capital due to interest payment requirements. The capital markets have been very difficult and expensive to access in recent periods, which could impact the availability and cost of equity and debt financing under the New Debt Facilities or otherwise. It is possible that we will not enter into all of financing contemplated with respect to the New Debt Facilities and that no additional funding will be available at all in the capital markets. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost and availability of debt financing.

If we are unable to obtain adequate capital resources to fund operations, we will not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, product development and other activities, which could have a material adverse impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely. Similarly, in the longer-term, any inability to repay or refinance our indebtedness through the New Debt Facilities or otherwise would have similar effects on our business.

On March 16, 2023, we entered into the Chico PIPE Agreements with Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, Felipe Chico Hernandez, and Andres Chico, a director of Rubicon, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for cash; which will provide additional liquidity to the Company.

See “—Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(131,036)	$(59,861)
Net cash used in investing activities	(76,121)	(4,002)
Net cash provided by financing activities	206,619	68,459
Net increase (decrease) in cash and cash equivalents	$(538)	$4,596

Cash flows used in operating activities

Net cash used in operating activities increased by $71.2 million to $131.0 million for the year ended December 31, 2022, compared to $59.9 million for the year ended December 31, 2021. The increase in cash used in operating activities was driven by:

●	a $208.6 million increase in net loss, offset in part by;

●	a $107.8 million increase in non-cash charges which was primarily attributable to a $93.7 million increase in equity-based compensation costs, a $72.6 million increase in loss on change in fair value of derivatives, a $14.0 million loss on the pre-funded warrant, a $10.9 million gain on forgiveness of the PPP loans during 2021 which did not repeat in 2022, a $1.9 million increase in amortization of debt issuance costs, an increase in deferred income tax expense by $1.8 million and an increase in loss on change in fair value of warrant liabilities by $1.2 million, partially offset by a $68.5 million increase in gain on change in fair value of earn-out liabilities, a $12.1 million increase in gain on service fee settlement in connection with the Mergers and a $7.6 million decrease in the bad debt reserves; and

●	a $29.7 million favorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in favorable impact from accounts payable by $22.0 million, contract assets by $15.4 million and accrued expenses by $12.4 million partially offset by an increase in unfavorable impact from accounts receivable by $18.1 million and prepaid expenses by $2.0 million.

Cash flows used in investing activities

Net cash used in investing activities increased by $72.1 million to $76.1 million for the year ended December 31, 2022 compared to $4.0 million for the year ended December 31, 2021. The increase in cash used in investing activities was primarily driven by payments made to purchase and terminate the Forward Purchase Agreement, partially offset by a decrease in cash used to purchase intangible assets.

Cash flows from financing activities

Net cash provided by financing activities was $206.6 million for the year ended December 31, 2022 and $68.5 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 resulted primarily from proceeds from the Mergers of $196.8 million, net draws on our Revolving Credit Facility of $21.9 million, proceeds from new debt obligations of $10.5 million, proceeds of $8.0 million from the SAFE, and proceeds from the pre-funded warrant of $6.0 million, offset in part by $25.1 million payments for equity issuance costs, $6.0 million repayments of long-term debt, $4.0 million payments of financing costs, and $1.4 million paid for a loan commitment asset. Net cash provided by financing activities for the year ended December 31, 2021 resulted primarily from $42.3 million proceeds from long-term debt facilities and proceeds of $32.5 million from warrants exercised partially offset by repayments of long-term debt in the amount of $3.0 million and $2.8 million payments of financing costs.

Tax Receivable Agreement

In connection with the consummation of the Mergers, Rubicon entered into the Tax Receivable Agreement with the TRA Holders, whereby Rubicon is obligated to pay to the TRA Holders 85% of certain of Rubicon’s realized (or in certain cases, deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. Rubicon will benefit from the remaining 15% of such tax savings.

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

A significant portion of any potential future payments under the Tax Receivable Agreement is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by Rubicon, assuming Holdings LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by Holdings LLC, the associated taxable income of Rubicon will be affected and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated Tax Receivable Agreement payments to be made. We may however still need to seek additional sources of financing depending on the given circumstances at the time any payments will be made.

While many of the factors that will determine the amount of payments that Rubicon will make under the Tax Receivable Agreement are outside of its control, Rubicon expects that the payments it will make under the Tax Receivable Agreement will be substantial. Rubicon generally expects to fund such distributions out of available cash of Holdings LLC, and as a result, such payments will reduce the cash provided by the tax savings generated from the relevant transactions that would otherwise have been available to Rubicon and Holdings LLC for other uses, including repayment of debt, funding day-to-day operations, reinvestment in the business or returning capital to holders of Class A Common Stock in the form of dividends or otherwise.

Rubicon may incur significant costs in addition to the due course obligations arising under the Tax Receivable Agreement described above. In particular, in the event that (a) Rubicon undergoes certain change of control events (e.g., certain mergers, dispositions and other similar transactions), (b) there is a material uncured breach under the Tax Receivable Agreement, or (c) Rubicon elects to terminate the Tax Receivable Agreement early, in each case, Rubicon’s obligations under the Tax Receivable Agreement would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax savings calculated based on certain assumptions, as set forth in the Tax Receivable Agreement. In addition, the interest on the payments made pursuant to the Tax Receivable Agreement may significantly exceed Rubicon’s other costs of capital. In certain situations, including upon the occurrence of the events described above, Rubicon could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings, requiring it to seek funding from other sources, including incurring additional debt. Thus, Rubicon’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity.

Despite these potential costs, we do not believe that that the Tax Receivable Agreement will be a material detriment to Rubicon’s and Holdings LLC’s future results of operations and liquidity, as any payments required under the Tax Receivable Agreement will arise directly from realized (or in certain cases, deemed realized) tax savings of Rubicon as a result of certain tax benefits related to the Mergers and future exchanges of Class B Units for Class A Common Stock or cash and are expected to be made in lieu of income taxes otherwise payable by Rubicon. Additionally, Rubicon will receive the benefit of 15% of any such tax savings.

Debt

On December 14, 2018, we entered into a Revolving Credit Facility, which was subsequently amended, and which provides for borrowings of up to $60.0 million and, as recently amended, matures in December 2023. As of December 31, 2022, we had approximately $51.8 million of borrowings under the Revolving Credit Facility, resulting in an unused borrowing capacity of approximately $5.6 million. We may use the proceeds of future borrowings under the Revolving Credit Facility to finance our acquisition strategy and for other general corporate purposes. The Revolving Credit Facility bore interest at LIBOR plus 4.5% until an amended agreement entered on April 26, 2022, and since the amendment, it bore interest at SOFR plus 4.6%. We entered into an amended agreement on November 18, 2022, which extended the maturity of the Revolving Credit Facility and increased the interest rate thereafter to SOFR plus 5.6%. Additionally, pursuant to the amendment, we committed to raise $5.0 million from debt and/or equity securities by November 23, 2022, which was subsequently extended to November 30, 2022, and an additional $25.0 million from the issuance of securities by the earlier of (i) 5 business days after the date our S-1 filed with the SEC on August 22, 2022 becomes effective, or (ii) January 31, 2023 which was subsequently extended to February 3, 2023. We met these requirements with the issuance of the YA Warrant, the YA Convertible Debentures and the Insider Convertible Debentures. Our Revolving Credit Facility also includes a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender.

On January 31, 2023, we entered into the Seventh Amendment to the Revolving Credit Facility. Pursuant to the Seventh Amendment, Rubicon and the lender agreed (i) for Rubicon and the Term Loan lender to enter into that certain Acknowledgement and Consent, dated as of January 31, 2023, and (ii) amend the provisions of the Revolving Credit Facility to revise the defined term “S-1 Trigger Date.” On February 7, 2023, we entered into the Eighth Amendment to the Revolving Credit Facility. Pursuant to the Eighth Amendment, the parties thereto, among other revisions, revised (i) the defined term “S-1 Trigger Date” in addition to other definitions, (ii) increased the Maximum Revolving Facility Amount (as defined therein) by an additional $15.0 million, from $60.0 million to $75.0 million, (iii) extended the maturity to the earlier of (a) December 14, 2025, (b) 90 days prior to the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, and (iv) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, we entered into the Ninth Amendment to the Revolving Credit Facility. Pursuant to the Ninth Amendment, the parties thereto, among other revisions, revised the maturity date of the Revolving Credit Facility to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan.

On March 29, 2019, we entered into a Term Loan agreement, which was subsequently amended, and which provides for $60.0 million of term loan secured by a second lien on all of our assets at an interest rate of LIBOR plus 9.5%. The Term Loan matures on the earlier of March 2024 or the maturity date under the Revolving Credit Facility. We did not meet the minimum equity raise requirement of $50.0 million by June 30, 2022, which if not met, the lender could reduce the Term Loan collateral by $20.0 million and require the use of available funds under the Revolving Credit Facility as additional Term Loan collateral. As a result of the $20.0 million reduction in the Term Loan collateral, the availability under the Revolving Credit Facility was reduced by approximately $2.6 million as of December 31, 2022. As of December 31, 2022, the Term Loan had a total carrying value of $48.1 million. On November 18, 2022 and November 30, 2022, we entered into amendments to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. Additionally, we committed to raise $5.0 million from debt and/or equity securities by November 23, 2022, which was subsequently extended to November 30, 2022, pursuant to the November 30, 2022 amendment, and an additional $25.0 million from the issuance of securities (“the Follow-On Contribution”) by the earlier of (i) 5 business days after the date our S-1 filed with the SEC on August 22, 2022 becomes effective, which was subsequently amended to 5 business days after the date that our S-1 filed with the SEC on December 14, 2022 becomes effective, or (ii) January 31, 2023, which was subsequently extended to February 3, 2023, and to provide the Term Loan lender, on or before December 19, 2022, with a binding agreement with respect to a portion of such additional raise equal to at least $15.0 million. We met these requirements with the issuance of the YA Warrant, the YA Convertible Debentures and the Insider Convertible Debentures. The amended Term Loan agreement also requires us to cause the Yorkville Investor, subject to the terms and limitations of the SEPA Amendment (as defined in Other Financing Arrangements below) and the YA SPA which the Term Loan lender consented to pursuant to the November 30, 2022 amendment, to purchase the maximum amount of our equity interests available under the SEPA and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. If we do not repay the Term Loan in full by March 27, 2023, we will be liable for additional fees.

Pursuant to the Acknowledgement and Consent, dated as of January 31, 2023, Rubicon and the Term Loan lender (i) intended to enter into the Seventh Amendment to the Term Loan agreement which would, among other things, extend the deadline for the Follow-on Contribution, and (ii) consented to an extension of the deadline for the Follow-On Contribution to February 3, 2023. On February 7, 2023, the parties thereto entered into the Seventh Amendment to the Term Loan agreement. Pursuant to the Seventh Amendment to the Term Loan agreement, the parties thereto, among other revisions, (i) revised the defined term “Applicable Margin,” “S-1 Trigger Date,” in addition to other definitions, and (ii) replaced LIBOR with SOFR.

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan secured by a third lien on all of our assets at an interest rate of 15.0%. The Subordinated Term Loan matures, as amended in November 2022 as described below, on December 31, 2023. As of December 31, 2022, the Subordinated Term Loan had a total carrying value of $19.6 million. On November 18, 2022, we entered into an amendment to the Subordinated Term Loan agreement. The amendment extended the Subordinated Term Loan maturity through December 31, 2023. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million ($2.0 million prior to the amendment), (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.25 million ($0.2 million prior to the amendment) until we repay the Subordinated Term Loan in full. On December 21, 2022, the outstanding Subordinated Term Loan Warrants were converted to Class A Common Stock. On March 22, 2023, we entered into an amendment to the Subordinated Term Loan agreement. The amendment extended the Subordinated Term Loan maturity through March 29, 2024.

On November 30, 2022, as part of the YA SPA, we issued the First YA Convertible Debenture in the principal amount of 7.0 million for a purchase price of $7.0 million, net proceed of $5.0 million after deduction of commitment fee. The First YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the First YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million.

On December 16, 2022, we entered into the First Closing Insider SPA with the First Closing Insider Investors. Pursuant to the First Closing Insider SPA, on December 31, 2022, the First Closing Insider Investors purchased the First Closing Insider Convertible Debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million. The First Closing Insider Convertible Debentures have a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. Concurrent with the issuance of the First Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the First Closing Insider Investors, pursuant to which the First Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the First Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures.

On February 1, 2023, we entered into the Second Closing Insider SPA with the Second Closing Insider Investors. Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Second Closing Insider Convertible Debentures in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. The Second Closing Insider Convertible Debentures have a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for one debenture that accrues interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. Concurrent with the issuance of the Second Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the Second Closing Insider Investors, pursuant to which the Second Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Second Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures.

On February 2, 2023, we issued the Rodina Note. The Rodina Note has a principal of $3.0 million, accrues interest at an annual rate of 16.0% and matures on by July 1, 2024. The principal and interest will become due and payable on the maturity date.

On February 3, 2023, as part of the YA SPA, we issued the Second YA Convertible Debenture in the principal amount of 10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million.

In addition, we received loans under the PPP, which was established under the CARES Act and is administered by the SBA, for an amount totaling $10.8 million. We elected to repay $2.3 million of the PPP loans during the year ended December 31, 2020. The SBA forgave the PPP loans in the full amount of $10.8 million along with associated accumulated interest during the year ended December 31, 2021, resulting in a refund of the $2.3 million of the PPP loans repaid. As of December 31, 2022 and December 31, 2021, we had no outstanding PPP loan balances. The SBA and other government communications have however indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete.

See Note 5, Debt, and Note 23, Subsequent events, to our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On May 25, 2022, we entered into the Rubicon Equity Investment Agreement (“Simple Agreement for Future Equity” or “SAFE”) with Founder and certain investors who are affiliated with Andres Chico, a member of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, whereby the investors advanced us $8.0 million and, in connection with the consummation of the Mergers and in exchange for the advancements, (a) Holdings LLC issued 880,000 Class B Units to such investors, (b) Rubicon issued 160,000 shares of Class A Common Stock to such investors, and (c) Sponsor forfeited 160,000 shares of Class A Common Stock. All of the obligations thereunder were satisfied upon the Closing and the exchanges for the advancements discussed above.

On August 4, 2022, Founder entered into the Forward Purchase Agreement with the FPA Sellers. Pursuant to the Forward Purchase Agreement, prior to the Closing, the FPA Sellers purchased an aggregate of 7,082,616 shares of Class A Common Stock from Founder shareholders who, pursuant to the governing documents of Founder, elected to redeem such shares in connection with the Closing, and upon such purchase, the FPA Sellers waived their redemption rights with respect to such securities. The Forward Purchase Agreement resulted in an additional $4.0 million of cash received by the Company at the Closing. On November 30, 2022, we terminated the Forward Purchase Agreement pursuant to those FPA Termination Agreements entered into with each of the FPA Sellers. For more information regarding the Forward Purchase Agreement and the FPA Termination Agreements, see Note 12, Forward Purchase Agreement, to our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included elsewhere in this Annual Report.

On August 31, 2022, we entered into the SEPA with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, Rubicon has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of our Class A Common Stock at a discounted per share price until the earlier of the 36 month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth therein. Any issuances and sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at our option, and subject to our obligations under the Term Loan, we are under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, we issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. We have not sold any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and December 31, 2022. For more information regarding the SEPA, see Note 13, Yorkville Facilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0001 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. For more information regarding the YA Warrant, see Note 13, Yorkville Facilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

On March 16, 2023, we entered into the Chico PIPE Agreements with Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, Felipe Chico Hernandez, and Andres Chico, a director of Rubicon, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for the purchase price set forth therein. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

On March 20, 2023, we entered into the Financing Commitment with a certain entity affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock), whereby the entity or a third party designated by the entity intends to provide us with up to $15.0 million of financing through the issuance by us of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other equity capital we receive through December 31, 2023. See Note 23, Subsequent Events, to our audited consolidated financial statements included elsewhere in this Annual Report.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5, Debt and Note 8, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report. As of December 31, 2022, our agreement with Palantir requires us to pay an aggregate of $34.3 million through October 2024, $19.3 million of which is due through December 31, 2023. See Note 20, Related party transactions, to our audited consolidated financial statements included elsewhere in our Annual Report for more information regarding our agreement with Palantir. As disclosed in Note 23, Subsequent events, on March 6, 2023, we entered into an amended agreement with Palantir, which provides us with the option, in our sole discretion, to settle the $11.3 million of fees which are scheduled to become due between April 2023 and December 2023 (i) in cash or (ii) our equity or debt securities if we satisfy certain conditions as defined within the amended agreement. We could also be required to make certain significant payments under the Tax Receivable Agreement discussed above. Additionally, in connection with the Mergers, as of December 31, 2022, $13.4 million of fees for certain advisors have been recognized as accrued expenses on our audited consolidated balance sheet included elsewhere in this Annual Report. We paid or settled $53.9 million out of the $67.3 million transaction costs incurred related to the Mergers as of December 31, 2022. These settlements resulted in a gain of $12.1 million, which is recognized as a component of other income on our audited consolidated statement of operations for the year ended December 31, 2022, included elsewhere in this Annual Report. As disclosed in Note 23, Subsequent events, on February 2, 2023, we settled additional $7.1 million of unpaid transaction costs, resulting in a total gain of $0.6 million.

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

Stock-based compensation

We measure fair value of employee stock-based compensation awards on the date of grant and use the straight-line attribution method to recognize the related expense over the requisite service period, and account for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of the Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of the Class A Common Stock on the date of grant and remeasured to the market price of the Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statement of operations.

We account for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Warrants

We have issued warrants to purchase shares of our Class A Common Stock. Warrants may be accounted for as either liability or equity instruments depending on the terms of the warrant agreements. We determine whether each of the warrants issued require liability or equity classification at their issuance dates. Warrants classified as equity are recorded at fair value as of the date of the issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liability are recorded at fair value as of the date of the issuance on our consolidated balance sheets and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on our audited consolidated statements of operations.

Following the consummation of the Mergers on August 15, 2022, we have both liability-classified and equity-classified warrants outstanding. See Note 10, Warrants, of our audited consolidated financial statements included elsewhere in this Annual Report.

Derivative Financial Instruments

From time to time, we utilize instruments which may contain embedded derivative instruments as part of our overall strategy. Our derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

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

We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The tax positions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. At December 31, 2022 or 2021, we have no tax positions that meet this threshold and, therefore, have not recognized such benefits. While we believe our tax positions are fully supportable, they may be challenged by various tax authorities. If actual results were to be materially different than estimated, it could result in a material impact on our consolidated financial statements in future periods.

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

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and recently adopted accounting pronouncements, see Note 2, Recent accounting pronouncements, to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest rate risk

Our exposures to market risk for changes in interest rates relate primarily to our Term Loan Facility and our Revolving Credit Facility. The Term Loan Facility and Revolving Credit Facility are floating rate loans and bear interest subject to SOFR. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

Recyclable commodity price risk

Through our recycling programs, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other recyclable materials. We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2022, we were not a party to any recyclable commodity hedging agreements. In the event of a decline in recyclable commodity prices, a 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our revenues by $8.6 million and $8.2 million for the years ended December 31, 2022 and 2021, respectively. A 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our operating loss by $0.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

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

Inflation

To date, the impact of inflation on our business results has been primarily limited to increases of revenue and cost of revenue, such that the net effect has been immaterial to our gross profit, adjusted gross profit and net loss. We expect this trend to continue as most contracts with our waste generator customers allow us to adjust the applicable prices without any significant advanced notice requirement based on the economic environment where fees charged by our hauling and recycling partners are increasing, and recyclable commodity price fluctuations tend to impact both selling and purchasing sides in a similar manner. However, we may not be able to adjust prices quickly enough or sufficiently to offset the effect of certain other cost increases, such as labor costs, without negatively impacting customer demand.

Item 8. Financial Statements and Supplementary Data.

See the Index to Financial Statements and consolidated financial statements commencing on page F-1, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (“ICFR”). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations), this report does not include a report of management’s assessment regarding ICFR. As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Mergers on August 15, 2022. Prior to the Mergers, the Company was known as Founder SPAC, a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as the Founder SPAC operations prior to the Mergers were insignificant compared to those of the consolidated entity post-Mergers. The design of ICFR for the Company post-Mergers has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2022. The Company intends to conduct a management assessment regarding ICFR as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, we completed the Mergers and the internal controls of Rubicon Technologies Holdings, LLC became our internal controls. Management has added resources and implemented a number of process changes to improve the design and implementation of our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, in a manner commensurate with the scale of our operations subsequent to the Mergers.

Item 9B. Other Information.

Results of Operations and Financial Condition

On March 9, 2023, the Company filed with the SEC a Current Report on Form 8-K (the “Form 8-K”), including as Exhibit 99.1 thereto a press release that announced earnings results for the year ended December 31, 2022 (the “Earnings Release”). On March 22, 2023, the Company (1) entered into an amendment to the Revolving Credit Facility agreement and modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan and (2) entered into an amendment to the Subordinated Term Loan agreement and extended its term through March 29, 2024 (collectively, the “Amendments”).

As a result of the Amendments, the Company has reclassified $19.6 million of indebtedness, previously presented in “Debt obligations, net of debt issuance costs” under Current Liabilities on the Company’s unaudited consolidated balance sheet at December 31, 2022 included in the Earnings Release, as “Debt obligations, net of debt issuance costs” under Long-Term Liabilities as presented in the Company’s audited consolidated balance sheet at December 31, 2022 included elsewhere in this Annual Report on Form 10-K. The Company is not revising the Earnings Release previously filed with the Form 8-K as a result of this subsequent update.

Departure of Director

On March 21, 2023, John R. Selby, a member of the Board of the Company, notified the Company, that he does not desire to stand for re-election as a member of the Board upon the expiration of his term as director at the conclusion of the Company’s upcoming 2023 annual meeting of stockholders. Mr. Selby’s decision was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

Schubert Employment Agreement

On March 20, 2023, the Company and Kevin Schubert entered into an executive employment agreement (the “Schubert Employment Agreement”) memorializing the terms of Mr. Schubert’s employment as President and Chief Financial Officer of the Company, which became effective on the same date, superseding the employment agreement previously entered into on November 8, 2022 between the Company with Mr. Schubert. The capitalized terms have such meaning as defined in the Schubert Employment Agreement unless otherwise indicated.

The Schubert Employment Agreement, which has a term of four years, provides for (i) an initial annual base salary of $650,000, subject to Company review and increase by no less than 15% annually; (ii) an annual target bonus of no less than 70% of his base salary; (iii) during the first year of his term, an award of $3.9 million in restricted stock units (“RSUs”) under the Company’s 2022 Equity Incentive Plan (the “Plan”); (iv) during each of the subsequent three years of his term, an award of RSUs under the Plan valued at 600% of Mr. Schubert’s then current base salary; (v) in the event of Sale Event or Change in Control, a one-time bonus payment of $850,000; (vi) eligibility to receive a retention bonus equal to 200% of his base salary, provided that Mr. Schubert remains employed on the second year anniversary of a Sale Event or Change in Control; and (vii) eligibility to participate in all employee benefit plans or programs of the Company generally available to any of its employees.

If Mr. Schubert’s employment with the Company is terminated by the Company for Cause, or if Mr. Schubert resigns other than for Good Reason, Mr. Schubert shall receive no further compensation other than: (i) his base salary as of the date of termination and other compensation as accrued and payable through the date of such termination; (ii) reimbursement for any outstanding business expenses; and (iii) any benefits to which he and his eligible dependents or beneficiaries are then entitled to receive (collectively, the “Accrued Compensation”). Mr. Schubert shall not be entitled to receive any annual cash bonus or other annual incentive award bonus for the applicable performance period if terminated for Cause.

If Mr. Schubert’s employment with the Company is terminated by the Company without Cause, or if Mr. Schubert terminates his employment for Good Reason, Mr. Schubert will be eligible to receive the following severance benefits: (i) all Accrued Compensation as of Mr. Schubert’s termination date and any other awards or benefits payable to Executive pursuant to the terms of any then-existing plan or policy of the Company; (ii) subject to his execution of confidential release of claims and additional terms and conditions under the Schubert Employment Agreement: (A) a prorated bonus amount for the annual performance period up to and including the termination date; (B) a severance payment equal to 12 months of base salary; (C) reimbursement of COBRA premiums, if any, for up to 12 months; (D) up to an aggregate of $7,500 in outplacement services for up to six months; and (E) the accelerated vesting of all granted, but then unvested, RSUs and a one-time grant of fifty percent (50%) of the RSUs that would have been granted to him during the remainder of his term.

The Schubert Employment Agreement also contains confidentiality, invention assignment and non-disparagement covenants, and non-competition and non-solicitation restrictions for 24 months following termination.

The foregoing description of the Schubert Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Rodoni Employment Agreement

On March 20, 2023, the Company and Philip Rodoni entered into an executive employment agreement (the “Rodoni Employment Agreement”) memorializing the terms of Mr. Rodoni’s employment as Chief Executive Officer of the Company, which became effective on the same date, superseding the employment agreement previously entered into on November 8, 2022 between the Company with Mr. Rodoni. The capitalized terms have such meaning as defined in the Rodoni Employment Agreement unless otherwise indicated.

The Rodoni Employment Agreement, which has a term of three years, provides for (i) an initial annual base salary of $800,000, subject to Board review and adjustment after the first year of his term; (ii) an annual target bonus of 100% of his base salary, subject to Board adjustment in years two and three of his term; (iii) during the first year of his term, an award of 2 million RSUs under the Plan; (iv) during each of the second and third years of his term, an award of $5,850,000 in RSUs under the Plan; (v) in the event of Sale Event or Change in Control, a one-time bonus payment of $8,500,000; (vi) eligibility to receive a retention bonus equal to 200% of his base salary, provided that Mr. Rodoni remains employed on the second year anniversary of a Sale Event or Change in Control; (vii) eligibility for awards under Rubicon Global Holdings, LLC’s incentive plans; and (viii) eligibility to participate in all employee benefit plans or programs of the Company generally available to any of its employees.

If Mr. Rodoni’s employment with the Company is terminated by the Company for Cause, or if Mr. Rodoni resigns other than for Good Reason, Mr. Rodoni shall receive no further compensation other than: (i) his base salary as of the date of termination and other compensation as accrued and payable through the date of such termination; (ii) reimbursement for any outstanding business expenses; and (iii) any benefits to which he and his eligible dependents or beneficiaries are then entitled to receive (collectively, the “Accrued Compensation”). Mr. Rodoni shall not be entitled to receive any annual cash bonus or other annual incentive award bonus for the applicable performance period if terminated for Cause.

If Mr. Rodoni’s employment with the Company is terminated by the Company without Cause, or if Mr. Rodoni terminates his employment for Good Reason, Mr. Rodoni will be eligible to receive the following severance benefits: (i) all Accrued Compensation as of Mr. Rodoni’s termination date and any other awards or benefits payable to Executive pursuant to the terms of any then-existing plan or policy of the Company; (ii) subject to his execution of confidential release of claims and additional terms and conditions under the Rodoni Employment Agreement: (A) a prorated bonus amount for the annual performance period up to and including the termination date; (B) a severance payment equal to 12 months of base salary; (C) reimbursement of COBRA premiums, if any, for up to 12 months; (D) up to an aggregate of $7,500 in outplacement services for up to six months; and (E) the accelerated vesting of all granted, but then unvested, RSUs and a one-time grant of fifty percent (50%) of the RSUs that would have been granted to him during the remainder of his term.

The Rodoni Employment Agreement also contains confidentiality, invention assignment and non-disparagement and non-interference covenants.

The foregoing description of the Rodoni Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is contained in the discussion entitled “Information About our Executive Officers” in Part I, Item 1 of this Form 10-K.

The remaining information required under this Item 10 of Form 10-K will be included in our definitive proxy statement relating to our 2023 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2022.

Our Audit Committee Charter, Compensation Committee Charter, Corporate Citizen Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Conduct, and Principles of Corporate Governance covering all employees, including our executive officers, are available on our website, Rubicon.com, under the “Governance – Governance Documents” caption.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our definitive proxy statement relating to our 2023 Annual General Meeting of Stockholders and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2023 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Exchange Act, as amended. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our definitive proxy statement relating to our 2023 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our definitive proxy statement relating to our 2023 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our definitive proxy statement relating to our 2023 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Merger Agreement, dated as of December 15, 2021, by and among Founder, Merger Sub, the Blocker Companies, the Blocker Merger Subs and Rubicon.	Form 8-K	001-40910	2.1	December 17, 2021
3.1	Second Amended and Restated Memorandum and Articles of Association of Founder.	Form 8-K	001-40910	3.1	October 20, 2021
3.2	Certificate of Incorporation of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.2	August 19, 2022
3.3	Bylaws of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.3	August 19, 2022
4.1	Specimen Warrant Certificate of Founder.	Form S-1/A	333-258158	4.3	October 12, 2021
4.2	Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.1	October 20, 2021
4.3	Amendment of Warrant Agreement, dated August 15, 2022, by and between Rubicon Technologies, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.5	August 19, 2022
4.4	Specimen Class A Common Stock Certificate of Rubicon Technologies, Inc.	Form S-4/A	333-262465	4.5	June 24, 2022
4.5*	Description of Rubicon Technologies, Inc.’s Securities
10.1	Letter Agreement, dated October 14, 2021, by and among Founder, its executive officers, its directors and Sponsor.	Form 8-K	001-40910	10.1	October 20, 2021
10.2^	Indemnity Agreements, dated October 14, 2021, by and among Founder and its directors and officers.	Form S-1/A	333-258158	10.4	October 12, 2021
10.3^	Form of Indemnification Agreement of Rubicon Technologies, Inc.	Form 8-K	001-40910	10.3	August 19, 2022

10.4^	Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form 8-K	001-40910	10.4	August 19, 2022
10.5#	Amended and Restated Registration Rights Agreement, dated as of August 15, 2022, by and among Founder, Sponsor, Rubicon, and certain equityholders of Rubicon.	Form 8-K	001-40910	10.5	August 19, 2022
10.6	Form of Lock-Up Agreement, by and among Founder, Rubicon and certain equityholders of Rubicon.	Form 8-K	001-40910	10.4	December 17, 2021
10.7	Form of Subscription Agreement by and among Founder and the subscriber parties thereto.	Form 8-K	001-40910	10.3	December 17, 2021
10.8	Sponsor Agreement by and among Founder, Rubicon, Sponsor, and certain insiders of Founder.	Form 8-K	001-40910	10.1	December 17, 2021
10.9#	Eighth Amended and Restated Limited Liability Company Agreement of Rubicon Technologies Holdings, LLC.	Form 8-K	001-40910	10.9	August 19, 2022
10.10#	Tax Receivable Agreement, dated August 15, 2022, by and among New Rubicon, Rubicon, the TRA Representative, and certain former equityholders of Rubicon.	Form 8-K	001-40910	10.10	August 19, 2022
10.11^	Amended and Restated Employment Agreement, by and between Nate Morris and Rubicon Global Holdings, LLC, effective as of February 9, 2021, as amended on April 26, 2022 and August 10, 2022.	Form 8-K	001-40910	10.11	August 19, 2022
10.12^	Employment Agreement, by and between Phil Rodoni and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on April 20, 2019, April 16, 2020, August 4, 2020, January 3, 2021, February 3, 2021, and November 30, 2021.	Form S-4/A	333-262465	10.19	May 12, 2022
10.13^	Employment Agreement, by and between Michael Heller and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on July 11, 2018, January 5, 2019, April 16, 2020, September 17, 2020, January 3, 2021, and February 3, 2021.	Form S-4/A	333-262465	10.20	June 10, 2022
10.14	Rubicon Equity Investment Agreement, dated May 25, 2022, by and among Rubicon, Founder, Sponsor, MBI Holdings LP, David Manuel Gutiérrez Muguerza, Raul Manuel Gutiérrez Muguerza, and Sergio Manuel Gutiérrez Muguerza.	Form S-4/A	333-262465	10.21	June 24, 2022
10.15	Form of Insider Loan, dated July 19, 2022, by and between Rubicon and each of those certain members, affiliates, directors and officers of Rubicon.	Form 8-K	001-40910	10.15	August 19, 2022
10.16	Sponsor Forfeiture Agreement, dated August 15, 2022, by and among Founder, Sponsor and Rubicon.	Form 8-K	001-40910	10.16	August 19, 2022
10.17	Underwriting Agreement, dated October 14, 2021, by and between Founder and Jefferies LLC, as representative of the underwriters.	Form 8-K	001-40910	1.1	October 19, 2021
10.18	Forward Purchase Agreement, dated August 4, 2022, by and among ACM ARRT F LLC, Founder, and Rubicon.	Form 8-K	001-40910	10.1	August 5, 2022
10.19#	Fourth Amendment to Loan and Security Agreement, dated April 26, 2022, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc. and Pathlight Capital LP.	Form 8-K	001-40910	10.1	August 19, 2022
10.20#	Loan and Security Agreement, dated December 21, 2021, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.20	August 19, 2022

10.21#	Fifth Amendment to Loan and Security Agreement, dated April 26, 2022, by and among the lenders thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, and Charter Waste Management, Inc.	Form 8-K	001-40910	10.21	August 19, 2022
10.22#	Standby Equity Purchase Agreement, dated August 31, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.1	August 31, 2022
10.23^	CEO Transition Agreement, dated October 13, 2022	Form 8-K	001-40910	10.1	October 14, 2022
10.24^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (Rollover Form) under the Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form S-8	333-267947	99.2	October 19, 2022
10.25^	Amended and Restated Employment Agreement by and between Rubicon Technologies Holdings, LLC, Rubicon Technologies, Inc., and Kevin Schubert, dated November 8, 2022.	Form 8-K	001-40910	10.1	November 9, 2022
10.26#	Sixth Amendment to Loan and Security Agreement, dated as of November 18, 2022, by and among the lenders party thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., and Rubicon Technologies International, Inc.	Form 8-K	001-40910	10.1	November 25, 2022
10.27#	Fifth Amendment to Loan and Security Agreement, dated as of November 18, 2022, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Pathlight Capital LP.	Form 8-K	001-40910	10.2	November 25, 2022
10.28#	First Amendment to Loan and Security Agreement, dated as of November 18, 2022, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., the lenders party thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.3	November 25, 2022
10.29	Sixth Amendment to Loan and Security Agreement, dated as of November 30, 2022, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Pathlight Capital LP.	Form 8-K	001-40910	10.1	December 1, 2022
10.30	Letter Agreement re: Termination of Forward Purchase Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and ACM ARRT F LLC.	Form 8-K	001-40910	10.2	December 1, 2022
10.31	Termination and Release Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and Vellar Opportunity Fund SPV LLC – Series 2.	Form 8-K	001-40910	10.3	December 1, 2022
10.32	Convertible Debenture, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN Ltd.	Form 8-K	001-40910	10.4	December 1, 2022
10.33	Securities Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.5	December 1, 2022
10.34	Registration Rights Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.6	December 1, 2022

10.35	Pre-Funded Common Stock Purchase Warrant, dated as of November 30, 2022, issued by Rubicon Technologies, Inc. to YA II PN Ltd.	Form 8-K	001-40910	10.7	December 1, 2022
10.36	Letter Agreement to Amend Standby Equity Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.8	December 1, 2022
10.38	Form of Securities Purchase Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	December 22, 2022
10.39	Form of Convertible Debenture, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	December 22, 2022
10.40	Form of Registration Rights Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	December 22, 2022
10.41	Form of Lockup Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	December 22, 2022
10.42*	Employment Agreement, by and between Renaud de Viel Castel and Rubicon Global, LLC, dated as of December 14, 2017, as amended on April, 10, 2019, April 6, 2020, February 8, 2021 and December 1, 2021.	Form S-1	333-267010	10.42	January 26, 2023
10.43	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	February 7, 2023
10.44	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	February 7, 2023
10.45	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	February 7, 2023
10.46	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	February 7, 2023
10.47	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.5	February 7, 2023
10.48	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.6	February 7, 2023
10.49	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.7	February 7, 2023
10.50	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.8	February 7, 2023
10.51	Seventh Amendment to Loan and Security Agreement, dated as of February 7 2023, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Pathlight Capital LP.	Form 8-K	001-40910	10.1	February 9, 2023
10.52	Eighth Amendment to Loan and Security Agreement, dated as of February 7, 2023, by and among the lenders party thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., and Rubicon Technologies International, Inc.	Form 8-K	001-40910	10.2	February 9, 2023

10.53	Unsecured Promissory Note, dated as of February 2, 2023, by and between Rubicon Technologies, Inc. and CHPAF Holdings SAPI de CV.	Form S-1	333-269646	10.53	February 8, 2023
10.54	Second Amendment to Loan and Security Agreement, dated as of March 22, 2023, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Mizzen Capital, LP.
10.55	Ninth Amendment to Loan and Security Agreement, dated as of March 22, 2023, by and among the lenders party thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., and Rubicon Technologies International, Inc.
10.56	Executive Employment Agreement, dated as of March 20, 2023, by and between Kevin Schubert and Rubicon Technologies, LLC.
10.57	Executive Employment Agreement, dated as of March 20, 2023, by and between Philip Rodoni and Rubicon Technologies, LLC.
10.58	Financing Commitment Letter Agreement, dated as of March 20, 2023, by and between, Rubicon Technologies, Inc. and Rodina Capital.
14.1	Code of Business Conduct and Ethics of Rubicon Technologies, Inc.	Form 8-K	001-40910	14.1	August 19, 2022
21.1	List of Subsidiaries of Rubicon.	Form S-4/A	333-262465	24.1	May 12, 2022
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Commission upon request.
^	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON TECHNOLOGIES, INC.

Date: March 22, 2023	By:	/s/ Philip Rodoni
Philip Rodoni Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil Rodoni and Kevin Schubert and each of them, his or her true and lawful attorney-in-fact and agents with full and several power of substitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip Rodoni	Chief Executive Officer and Director	March 22, 2023
Philip Rodoni	(principal executive officer)

/s/ Kevin Schubert	President and Chief Financial Officer	March 22, 2023
Kevin Schubert	(principal financial and accounting officer)

/s/ Nathaniel Morris
Nathaniel Morris	Director	March 22, 2023

/s/ Osman Ahmed
Osman Ahmed	Director	March 22, 2023

/s/ Barry H. Caldwell
Barry H. Caldwell	Director	March 22, 2023

/s/ Brent Callinicos
Brent Callinicos	Director	March 22, 2023

/s/ Andres Chico
Andres Chico	Director	March 22, 2023

/s/ Paula J. Dobriansky
Hon. Paula J. Dobriansky	Director	March 22, 2023

/s/ Paula Henderson
Paula Henderson	Director	March 22, 2023

/s/ Coddy Johnson
Coddy Johnson	Director	March 22, 2023

/s/ Jack Selby
Jack Selby	Director	March 22, 2023

RUBICON TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

Rubicon Technologies, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year periods ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 22 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operating activities and has a negative working capital and stockholders’ deficit. Management’s plans in regard to these matters are also described in Note 22. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2013.

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 22, 2023

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(in thousands)

	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$10,079	$10,617
Accounts receivable, net	65,923	42,660
Contract assets	55,184	56,984
Prepaid expenses	10,466	6,227
Other current assets	2,109	1,769
Related-party notes receivable	7,020	-
Total Current Assets	150,781	118,257

Property and equipment, net	2,644	2,611
Operating right-of-use assets	2,827	3,920
Other noncurrent assets	4,764	4,558
Goodwill	32,132	32,132
Intangible assets, net	10,881	14,163
Total Assets	$204,029	$175,641

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY / MEMBERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$75,113	$47,531
Line of credit	51,823	29,916
Accrued expenses	108,002	65,538
Deferred compensation	-	8,321
Contract liabilities	5,888	4,603
Operating lease liabilities, current	1,880	1,675
Warrant liabilities	20,890	1,380
Debt obligations, net of debt issuance costs	3,771	22,666
Total Current Liabilities	267,367	181,630

Long-Term Liabilities:
Deferred income taxes	217	178
Operating lease liabilities, noncurrent	1,826	3,770
Debt obligations, net of debt issuance costs	69,458	51,000
Related-party debt obligations, net of debt issuance costs	10,597	-
Derivative liabilities	826	-
Earn-out liabilities	5,600	-
Other long-term liabilities	2,590	367
Total Long-Term Liabilities	91,114	55,315
Total Liabilities	358,481	236,945

Commitments and Contingencies (Note 19)

Stockholders’ (Deficit) Equity/Members’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 55,886,692 shares issued and outstanding as of December 31, 2022	6	-
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 115,463,646 shares issued and outstanding as of December 31, 2022	12	-
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2022	-	-
Additional paid-in capital	34,658	-
Members’ deficit	-	(61,304)
Accumulated deficit	(337,875)	-
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(303,199)	-
Noncontrolling interests	148,747	-
Total Stockholders’ Deficit /Members’ Deficit	(154,452)	(61,304)
Total Liabilities and Stockholders’ (Deficit) Equity/ Members’ (Deficit) Equity	$204,029	$175,641

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except per share data)

	2022	2021
Revenue:
Service	$589,810	$500,911
Recyclable commodity	85,578	82,139
Total revenue	675,388	583,050
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	569,750	481,642
Recyclable commodity	78,083	77,030
Total cost of revenue (exclusive of amortization and depreciation)	647,833	558,672
Sales and marketing	16,177	14,457
Product development	37,450	22,485
General and administrative	221,493	52,915
Amortization and depreciation	5,723	7,128
Total Costs and Expenses	928,676	655,657
Loss from Operations	(253,288)	(72,607)

Other Income (Expense):
Interest earned	2	2
Gain on forgiveness of debt	-	10,900
Loss on change in fair value of warrant liabilities	(1,777)	(606)
Gain on change in fair value of earn-out liabilities	68,500	-
Loss on change in fair value of derivatives	(72,641)	-
Excess fair value over the consideration received for SAFE	(800)	-
Excess fair value over the consideration received for pre-funded warrant	(14,000)	-
Gain on service fee settlements in connection with the Mergers	12,126	-
Other expense	(2,954)	(1,055)
Interest expense	(16,863)	(11,455)
Total Other Income (Expense)	(28,407)	(2,214)
Loss Before Income Taxes	(281,695)	(74,821)

Income tax expense (benefit)	76	(1,670)
Net Loss	$(281,771)	$(73,151)
Net loss attributable to Holdings LLC unitholders prior to the Mergers	(228,997)	(73,151)
Net loss attributable to noncontrolling interests	(22,621)	-
Net Loss Attributable to Class A Common Stockholders	$(30,153)	$-

Loss per share - for the period from August 15, 2022 through December 31, 2022:
Net loss per Class A Common share – basic and diluted	$(0.60)
Weighted average shares outstanding, basic and diluted	49,885,394

As a result of the Mergers, the capital structure has changed and loss per share information is only presented for the period after the Closing Date of the Mergers. See Notes 3 and 16.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands, except shares, units, per share, and per unit data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, January 1, 2022	33,509,272	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Activities prior to the Mergers:

Compensation costs related to incentive units	-	230	-	-	-	-	-	-	-	-	-	230

Net loss	-	(228,997)	-	-	-	-	-	-	-	-	-	(228,997)

Effects of the Mergers:

Proceeds, net of redemptions	-	-	-	-	-	-	-	-	196,775	-	-	196,775

Transaction costs related to the Mergers	-	(36,075)	-	-	-	-	-	-	(31,249)	-	-	(67,324)

Accelerated vesting and conversion of incentive units	3,070,151	77,403	-	-	-	-	-	-	-	-	-	77,403

Exchange of liability classified warrants	62,003	1,717	-	-	-	-	-	-	-	-	-	1,717

Reclassification of SAFE	880,000	8,800	-	-	-	-	-	-		-	-	8,800

Phantom units rollover	-	-	-			-	-	-	15,104	-	-	15,104

Reverse recapitalization	(37,521,426)	238,226	-	-	-	-	-	-	(180,630)	(57,596)	-	-

Issuance of common stock upon the Mergers - Class A and Class V	-	-	46,300,005	5	118,677,880	12	-	-	-	(14)	-	3

Establishment of earn-out liabilities	-	-	-	-	-	-	-	-	-	(74,100)	-	(74,100)

Establishment of noncontrolling liability	-	-	-	-	-	-	-	-	-	(171,368)	171,368	-

Activities subsequent to the Mergers

Equity-based compensation	-	-	-	-	-	-	-	-	16,571	-	-	16,571

Issuance of common stock in connection with SEPA	-	-	200,000	0	-	-	-	-	892	-	-	892

Exchange of Class V Common Stock to Class A Common Stock	-	-	3,214,234	0	(3,214,234)	(0)	-	-	-	-	-	-

Retirement of common stock in connection with the termination of the Forward Purchase Agreement	-	-	(2,222,119)	(0)	-	-	-	-	-	(4,644)	-	(4,644)

Issuance of common stock for services rendered	-	-	7,302,155	1	-	-	-	-	15,600	-	-	15,601

Exercise and conversion of liability classified warrants	-	-	1,092,417	0	-	-	-	-	1,595	-	-	1,595

Net loss	-	-	-	-	-	-	-	-	-	(30,153)	(22,621)	(52,774)

Balance, December 31, 2022	-	$-	55,886,692	$6	115,463,646	$12	-	$-	$34,658	$(337,875)	$148,747	$(154,452)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, January 1, 2021	32,426,264	$(21,186)	-	$-	-	$-	-	$-	$-	$-	$-	$(21,186)

Compensation costs related to incentive units	-	543	-	-	-	-	-	-	-	-	-	543

Warrants exercised	1,083,008	32,490	-	-	-	-	-	-	-	-	-	32,490

Net loss	-	(73,151)	-	-	-	-	-	-	-	-	-	(73,151)

Balance, December 31, 2021	33,509,272	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

(in thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(281,771)	$(73,151)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	44	-
Amortization and depreciation	5,723	7,128
Amortization of debt issuance costs	3,490	1,563
Paid-in-kind interest capitalized to principal of related-party debt obligations	30	-
Bad debt reserve	(2,631)	4,926
Loss on change in fair value of warrant labilities	1,777	606
Loss on change in fair value of derivatives	72,641	-
Gain on change in fair value of earn-out liabilities	(68,500)	-
Excess fair value over the consideration received for SAFE	800	-
Excess fair value over the consideration received for pre-funded warrant	14,000	-
Loss on SEPA commitment fee settled in Class A Common Stock	892	-
Equity-based compensation	94,204	543
Phantom unit expense	6,783	7,242
Gain on forgiveness of debt	-	(10,900)
Gain on service fee settlement in connection with the Mergers	(12,126)	-
Deferred income taxes	39	(1,720)
Change in operating assets and liabilities:
Accounts receivable	(20,632)	(2,567)
Contract assets	1,800	(13,627)
Prepaid expenses	(4,421)	(2,470)
Other current assets	(472)	117
Operating right-of-use assets	1,093	(36)
Other noncurrent assets	(180)	(89)
Accounts payable	27,582	5,616
Accrued expenses	29,030	16,670
Contract liabilities	1,285	610
Operating lease liabilities	(1,739)	(522)
Other liabilities	223	200
Net cash flows from operating activities	(131,036)	(59,861)

Cash flows from investing activities:
Property and equipment purchases	(1,406)	(1,971)
Forward purchase option derivative purchase	(68,715)	-
Settlement of forward purchase option derivative	(6,000)	-
Intangible asset purchases	-	(2,031)
Net cash flows from investing activities	(76,121)	(4,002)

Cash flows from financing activities:
Net borrowings on line of credit	21,907	543
Proceeds from debt obligations	7,000	42,254
Repayments of debt obligations	(6,000)	(3,000)
Proceeds from related party debt obligations	3,510	-
Financing costs paid	(4,021)	(2,771)
Proceeds from warrant exercise	-	32,490
Proceeds from SAFE	8,000	-
Proceeds from pre-funded warrant	6,000	-
Payments for loan commitment asset	(1,447)	-
Payments of deferred offering costs	-	(1,057)
Proceeds from the Mergers	196,778	-
Equity issuance costs	(25,108)	-
Net cash flows from financing activities	206,619	68,459

Net change in cash and cash equivalents	(538)	4,596
Cash, beginning of year	10,617	6,021
Cash, end of year	$10,079	$10,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,234	$8,366

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liabilities for Class A and Class V Common Stock	$3,311	$-
Conversion of SAFE for Class B Units	$8,800	$-
Establishment of earn-out liabilities	$74,100	$-
Equity issuance costs accrued but not paid	$13,433	$-
Equity issuance costs settled with Class A Common Stock	$17,000	$-
Fair value of warrants issued as debt discount	$-	$773
Fair value of warrants issued for debt issuance cost	$430	$-
Fair value of warrants issued for loan commitment asset	$615	$-
Cost accrued for settlement of forward purchase option derivative but not paid	$2,000	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC and continue to operate through Rubicon Technologies Holdings, LLC and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, these consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded.

See Note 3 for further information regarding the Mergers.

Basis of Presentation and Consolidation – The accompanying consolidated financial statements have been prepared pursuant to U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the periods presented, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition – In accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”), the Company recognizes revenue when it transfers control of the promised goods or services to customers, in an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, estimates may be required, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

Pursuant to ASC 606, the Company applies the following five-step model:

1.	Identify the contract(s) with a customer.

2.	Identify the performance obligation(s) in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations in the contract.

5.	Recognize revenue when (or as) the Company satisfies a performance obligation.

The Company recognizes service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by the Company’s services. The Company recognizes recyclable commodity revenue point in time when the ownership, risks and rewards transfer. The Company derives its revenue from waste removal, waste management and consultation services, software subscriptions, and the purchase and sale of recyclable commodities.

Service Revenue:

Service revenues are primarily derived from contracts with waste generator customers including multiple promises delivered through the Company’s digital marketplace platform. The promises include waste removal, consultation services, billing administration and consolidation, cost savings analyses, and vendor procurement and performance management, each of which constitutes an input to the combined service managed through the digital platform. The digital platform and services are highly interdependent, and accordingly, each contractual promise is not considered a distinct performance obligation in the context of the contract and is combined into a single performance obligation. In general, fees are invoiced, and revenue is recognized over time as control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service. The Company invoices for certain services prior to performance. These advance invoices are included in contract liabilities and recognized as revenue in the period service is provided.

Service revenues also include software-as-a service subscription, maintenance, equipment and other professional services, which represent separate performance obligations. Once the performance obligations and the transaction price are determined, including an estimate of any variable consideration, the Company then allocates the transaction price to each performance obligation in the contract using a relative standalone selling price method. The Company determines standalone selling price based on the price at which the good or service is sold separately.

Recyclable Commodity Revenue:

The Company recognizes recyclable commodity revenue through the purchase and sale of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass, pallets, and other recyclable materials at market prices. The Company purchases recyclable commodities from certain waste generator customers and sells the recyclable materials to recycling and processing facilities. Revenue recognized under these agreements is variable in nature based on the market, type and volume or weight of the materials sold. The amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception. Fees are billed, and revenue is recognized at a point in time when control is transferred to the recycling and processing facilities.

Management reviews contracts and agreements the Company has with its waste generator customers and hauling and recycling partners and performs an evaluation to consider the most appropriate manner in accordance with ASC 606-10, Revenue Recognition: Principal Agent Considerations, by which revenue is presented within the consolidated statements of operations.

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether the Company controls the service provided to the end-user and are the principal in the transaction (gross), or the Company arranges for other parties to provide the service to the end-user and are the agent in the transaction (net). Management concluded that Rubicon is the principal in most arrangements as the Company controls the waste removal service and are the primary obligor in the transactions.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of December 31, 2022 and 2021 was insignificant.

Cost of Revenue, exclusive of amortization and depreciation – Cost of service revenues primarily consists of expenses related to delivering the Company’s services and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs such as salaries and benefits.

Cost of recyclable commodity revenues primarily consists of expenses related to purchase of OCC, ONP, aluminum, glass, pallets and other recyclable materials, and any associated transportation fees.

The Company recognizes the cost of revenue exclusive of any amortization or depreciation expenses, which are recognized in amortization and depreciation expenses on the consolidated statements of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times exceed the Federal Deposit Insurance Corporation insurance limits.

Accounts Receivable – Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $3.6 million and $8.6 million, respectively.

Contract Balances – The Company recognizes revenue when services are performed and corresponding performance obligations are satisfied. Timing of invoicing to customers may differ from the timing of revenue recognition, and these timing differences result in contract assets (unbilled accounts receivables) or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets.

Contract assets represent the Company’s right to consideration based on satisfied performance obligations from contracts with customers but have not yet been invoiced to the customer. Accounting for contract assets requires estimates and assumptions regarding the quantity of waste collected by their vendors. The Company estimates service quantities and frequencies using historical transaction and market data based on the waste stream composition, equipment type, and equipment size.

The changes in contract assets during 2022 and 2021 were as follows (in thousands):

Balance, January 1, 2021	$43,357
Invoiced to customers in the current period	(43,513)
Changes in estimate related to the prior period	156
Estimated accrual related to the current period	56,984
Balance, December 31, 2021	56,984
Invoiced to customers in the current period	(50,085)
Changes in estimate related to the prior period	(6,899)
Estimated accrual related to the current period	55,184
Balance, December 31, 2022	$55,184

Contract liabilities consists of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring services in advance. During the year ended December 31, 2022, the Company recognized $4.4 million of revenue that was included in the contract liabilities balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $4.0 million of revenue that was included in the contract liabilities balance as of December 31, 2020.

Accrued Hauler Expenses – The Company recognizes hauler costs and the cost of recyclable products when services are performed. Accounting for accrued hauler costs and the cost of recyclable products requires estimates and assumptions regarding the quantity of waste collected by their vendors. The Company estimates service quantities and frequencies using historical transaction and market data based on the waste stream composition, equipment type, and equipment size. Accrued hauler expenses are presented within accrued expenses on the consolidated balance sheets.

The changes in accrued hauler expenses during 2022 and 2021 were as follows (in thousands):

Balance, January 1, 2021	$37,429
Invoiced by vendors in the current period	(37,726)
Changes in estimate related to the prior period	297
Estimated accrual related to the current period	49,607
Balance, December 31, 2021	49,607
Invoiced by vendors in the current period	(42,414)
Changes in estimate related to the prior period	(7,193)
Estimated accrual related to the current period	44,773
Balance, December 31, 2022	$44,773

Fair Value Measurements – In accordance with U.S. GAAP, the Company groups its financial assets and financial liabilities at fair value in three levels, based on the markets in which the financial assets and financial liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuations for financial assets and financial liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar financial assets and financial liabilities.

Level 3 – Valuations for financial assets and financial liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such financial assets or financial liabilities.

See Note 17 for further information regarding fair value measurements.

Property and Equipment – Property and equipment are stated at cost; additions and major improvements are capitalized, while regular maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets.

Lives used for depreciation calculations are as follows:

Computers, equipment and software	3-5 years
Furniture and fixtures	3-5 years
Customer equipment	3-10 years
Leasehold improvements	Lesser of useful life or remaining lease term

Leases – The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.

Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement, net of any future tenant incentives. The Company’s lease terms may include options to extend or terminate the lease. Periods beyond the noncancelable term of the lease are included in the measurement of the lease liability when it is reasonably certain that the Company will exercise the associated extension option or waive the termination option. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company. As most of the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is an estimate of the interest rate the Company would have to pay to borrow on a collateralized basis with similar terms and payments.

The lease ROU asset is recognized based on the lease liability, adjusted for any rent payments or initial direct costs incurred or tenant incentives received prior to commencement. Lease expenses for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term.

The Company has entered into subleases or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Similar to the Company’s other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flow do not fully cover the costs of the associated lease.

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of December 31, 2022 and 2021 were $-0- and $1.1 million, respectively, and included in other noncurrent assets on the consolidated balance sheets. The total amount of the offering costs recognized as offset against additional paid-in capital on the consolidated balance sheet as of December 31, 2022 was $67.3 million, $53.9 million of which has been paid while the remaining $13.4 million is included in accrued expenses as of December 31, 2022. The subsequent settlements of offering costs during 2022 resulted in a gain of $12.1 million which is recognized as a component of other expense on the consolidated statement of operations for the year ended December 31, 2022. The total amount of the offering costs recognized as offset against additional paid-in capital on the consolidated balance sheet as of December 31, 2021 was $-0-.

Advertising – Advertising expenses are charged to earnings as incurred. The total advertising costs were $2.5 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. Advertising costs are included in sales and marketing expenses on the consolidated statements of operations.

Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill and intangible assets determined to have an indefinite useful life at acquisition are not amortized, but instead tested for impairment at least annually. Any intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with accounting standards. The customer and hauler relationship assets are being amortized on a straight-line basis over a period ranging from two to eight years.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. Based on the cumulative evidence obtained during the test, management concluded no impairment losses were recorded for the years ended December 31, 2022 and 2021.

Impairment of Long-Lived Assets – Long-lived assets such as property and equipment, including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined there were no impairment charges during 2022 or 2021.

Debt Issuance Costs – Debt issuance costs related to term loans are capitalized and reported net of the current and noncurrent debt obligations. The Company amortizes debt issuance costs to interest expense on the term loan using the effective interest method over the life of the debt agreement. Debt issuance costs related to lines of credit are capitalized and reported as a prepaid asset and are amortized to interest expense on a straight-line basis over the life of the debt agreement.

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the consolidated statements of operations. Total customer acquisition costs capitalized during the years ended December 31, 2022 and 2021 totaled $-0- and $-0-, respectively, and are included in other current assets and other noncurrent assets on the consolidated balance sheets. Total amortization of these capitalized costs was $1.1 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively.

Warrants – The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As of December 31, 2022, the Company has both liability-classified and equity-classified warrants outstanding. See Note 10 for further information.

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

Earn-Out Interests are classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized in other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the Earn-Out Interests had a fair value of $74.1 million. As of December 31, 2022, the Earn-out Interests had a fair value of $5.6 million, with the changes in the fair value between the Closing Date and December 31, 2022 of $68.5 million recognized as a gain in fair value of earn-out liabilities under other income (expense) within accompanying consolidated statements of operations.

Noncontrolling Interest – Noncontrolling interest (“NCI”) represents the Company’s interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.

Upon completion of the Mergers, Rubicon Technologies, Inc. issued shares of Class V Common Stock, each of which is exchangeable into an equal number of Class A Common Stock. Shares of Class V Common Stock are non-economic voting shares in Rubicon Technologies, Inc. where shares of Class V Common Stock each have one vote per share.

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 69.8% of Holdings LLC’s net loss during the period of August 15, 2022, the Closing Date, through December 31, 2022 was allocated to NCI.

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

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2022 or 2021, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

Although distributions to the U.S. are generally not subject to U.S. federal taxes, the Company continues to assert permanent reinvestment of foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

See Note 18 for additional information on income taxes.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of December 31, 2022. The Company will evaluate this on a quarterly basis which may result in an adjustment in the future.

Earnings (Loss) Per Share (“EPS”) – Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 16 for additional information on dilutive securities.

Prior to the Mergers, the membership structure of Holdings LLC included units which had liquidation preferences. The Company analyzed the calculation of loss per unit for periods prior to the Mergers and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Mergers on August 15, 2022.

Derivative Financial Instruments – From time to time, the Company utilizes instruments which may contain embedded derivative instruments as part of the overall strategy. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

Stock-Based Compensation – The Company measures fair value of employee stock-based compensation awards on the date of grant and uses the straight-line attribution method to recognize the related expense over the requisite service period, and accounts for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of the Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of the Class A Common Stock on the date of grant and remeasured to the market price of the Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statement of operations.

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

Accounting pronouncements issued, but not adopted as of December 31, 2022

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

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “Warrants”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding as of immediately prior to the Merger were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted at the time of the Merger. Following the Blocker Mergers, (a) holders of the Rubicon Interests immediately before the Closing, other than the Blocker Companies (the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) Blocked Unitholders were issued shares of Class A Common Stock (as a result of the Blocker Mergers), and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. At the consummation of the Mergers, the Company incurred approximately $47.6 million of one-time compensation costs associated with Rubicon management rollover consideration under the Merger Agreement, which is payable in cash or equity at our discretion. On October 19, 2022, the Company granted certain RSU awards, valued at $3.5 million, as replacement awards for $13.9 million of the accrued management rollover consideration. The replacement awards resulted in a $10.4 million gain, which was recognized in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2022. The remaining $33.7 million of compensation expenses related to the Rubicon Management Rollover Holders’ RSUs and DSUs have been recognized in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2022. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 12,100,000 shares of Class A Common Stock at a price of $10.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 7,082,616 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 12 for further information.

-	The Company (a) caused to be issued to certain investors 880,000 Class B Units pursuant to the Merger Agreement, (b) issued 160,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 160,000 shares of Class A Common Stock. See Note 11 for further information.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 19,846,916 shares of Class A Common Stock and 118,677,880 shares of Class V Common Stock, representing 83.5% of voting power in the Company at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (a) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (b) $121.0 million in aggregate proceeds received from the PIPE Investors, less (c) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (d) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers, $53.9 million of which was paid or subsequently settled as of December 31, 2022 and the remaining amount was recognized in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2022. The subsequent settlements of transaction costs resulted in a gain of $12.1 million which is recognized as a component of other expense on the accompanying consolidated statement of operations for the year ended December 31, 2022. The Company has the option to settle a majority of the transaction costs that were unpaid and accrued as of December 31, 2022 in cash or Class A Common Stock at the Company’s discretion. The transaction costs have been offset against additional paid-in capital in the accompanying consolidated statements of stockholders’ (deficit) equity.

Note 4—Property and equipment

Property and equipment, net is comprised of the following at December 31 (in thousands):

	2022	2021
Computers, equipment and software	$3,791	$2,968
Customer equipment	1,485	1,122
Furniture and fixtures	1,699	1,570
Leasehold improvements	3,772	3,769
Total property and equipment	10,747	9,429
Less accumulated amortization and depreciation	(8,103)	(6,818)
Total property and equipment, net	$2,644	$2,611

Property and equipment amortization and depreciation expenses for the years ended December 31, 2022 and 2021 totaled $1.3 million and $1.6 million, respectively.

Note 5—Debt

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The loan’s original maturity was December 14, 2021, which was subsequently extended to December 14, 2022 and bore an interest rate of LIBOR plus 4.50% (6.00% at December 31, 2021). On April 26, 2022, the Company amended the Revolving Credit Facility, replacing the benchmark interest of LIBOR with SOFR, which resulted in the amended interest rate of SOFR plus 4.6%.

On November 18, 2022, the Company entered into an amendment to the Revolving Credit Facility, extending the maturity date to December 14, 2023 and modifying the interest rate the Revolving Credit Facility bears to SOFR plus 5.6% (9.7% at December 31, 2022). With the amendment, the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity is calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments is 0.7%. Interest and fees are payable monthly with principal due upon maturity. Additionally, the Company committed to raise $5.0 million from debt and/or equity securities by November 23, 2022, which was subsequently extended to November 30, 2022, and additional $25.0 million from the issuance of securities by the earlier of (i) 5 business days after the date the Company’s Form S-1 filed with the SEC on August 22, 2022 becomes effective, and (ii) January 31, 2023, which was subsequently extended to February 3, 2023 (see Note 23). The Company met this fund raise commitment.

The maturity date of the Revolving Credit Facility was subsequently amended to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan(See Note 23).

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, it was determined that the Revolving Credit Facility amendments were considered a debt modification.

The Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause, necessitates the Revolving Credit Facility be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for outstanding borrowings under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control. As of December 31, 2022, the Company’s total outstanding borrowings under the Line of Credit were $51.8 million and $5.6 million remained available to draw. As of December 31, 2021, the Company’s total outstanding borrowings under the Line of Credit were $29.9 million and $23.0 million remained available to draw. The Revolving Credit Facility is subject to certain financial covenants. As of December 31, 2022, the Company was in compliance with these financial covenants.

The Company capitalized $0.9 million and $0.1 million in deferred debt charges related to the Revolving Credit Facility during the years ended December 31, 2022 and 2021, respectively, which have been recorded to prepaid expenses in the consolidated balance sheet and are expensed over the term of the Revolving Credit Facility. Amortization of deferred debt charges were $0.2 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Term Loan Facilities – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan bore an interest rate of LIBOR plus 9.0%, which was subsequently amended to LIBOR plus 9.5% (13.6% and 11.5% as of December 31, 2022 and 2021, respectively), with the maturity date of the earlier of March 29, 2024, and the maturity date of the Revolving Credit Facility.

On March 24, 2021, the Company entered into an amendment to the Term Loan agreement, increasing the principal amount of the facility to $60.0 million and deferring principal payments to July 2021.

On October 15, 2021, the Company entered into an amendment to the Term Loan agreement, adding terms permitting the Company to enter into additional subordinated loan agreements. Pursuant to the amended Term Loan agreement, on October 15, 2021, the Company entered into warrant agreements and issued common unit purchase warrants (the “Term Loan Warrants”). The Term Loan Warrants were converted into Class A Common Stock and Class V Common Stock upon the consummation of the Mergers.

On November 18, 2022, the Company entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. Additionally, the Company committed to raise $5.0 million from debt and/or equity securities by November 23, 2022, which was subsequently extended to November 30, 2022, and additional $25.0 million from the issuance securities by the earlier of (i) 5 business days after the date the Company’s Form S-1 filed with the SEC on August 22, 2022 becomes effective, and (ii) January 31, 2023, which was subsequently extended to February 3, 2023 (see Note 23). The Company met this fund raise commitment. The amended Term Loan agreement also requires the Company to cause the Yorkville Investor (See Note 13) to purchase the maximum amount of the Company’s equity interests available under the SEPA (See Note 13) and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. If the Company does not repay the Term Loan in full by March 27, 2023, the Company will be liable for an additional fee in the amount of $2.0 million, out of which $1.0 million will be due in cash on March 27, 2023, and the other $1.0 million will accrue to the principal balance of the Term Loan. Furthermore, beginning on March 27, 2023, an additional $0.15 million fee will accrue to the principal balance of the Term Loan each week thereafter until the Term Loan is fully repaid.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, it was determined that the Term Loan amendments were considered a debt modification.

The Term Loan also includes a qualified equity contributions requirement, requiring the Company to raise $50.0 million in equity contribution on or prior to June 30, 2022. The Company did not meet this minimum equity raise requirement, allowing the lender to reduce the Term Loan collateral by $20.0 million and requiring the use of available funds under the Revolving Credit Facility as additional Term Loan collateral. As a result of the $20.0 million reduction in the Term Loan collateral, the availability under the Revolving Credit Facility was reduced by approximately $2.6 million as of December 31, 2022.

The Company capitalized $2.8 million and $2.1 million in deferred debt charges related to the Term Loan during the years ended December 31, 2022 and 2021, respectively. Amortization of deferred debt charges related to the Term Loan agreement was $1.8 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and bears an interest rate of 14% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). If the Company did not repay the Subordinated Term Loan on or before its original maturity, the Subordinated Term Loan Warrants would be exercisable for additional Class A Common Stock until the Company fully pays the principal and interest in cash.

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to December 31, 2023, which was subsequently extended to March 29, 2024 (see Note 23). Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, it was determined that the Subordinated Term Loan amendment was considered a debt modification.

On December 21, 2022, the Subordinated Term Loan Warrants were converted into Class A Common Stock.

The Company capitalized $0.3 million and $1.5 in deferred debt charges related to the Subordinated Term Loan during the years ended December 31, 2022 and 2021, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $1.3 million for the year ended December 31, 2022 and insignificant for the year ended December 31, 2021.

The Revolving Credit Facility, the Term Loan and the Subordinated Term Loan are subject to certain cross default provisions under the intercreditor agreements.

See Note 10 for further information regarding the Term Loan Warrants and the Subordinated Term Loan Warrants.

Convertible Debentures – On November 30, 2022, as part of the security purchase agreement (the “YA SPA”) (see Note 13), the Company issued a convertible debenture to YA II PN, Ltd. (the “Yorkville Investor”) in the principal amount of $7.0 million for a purchase price of $7.0 million (the “First YA Convertible Debenture”). The First YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the First YA Convertible Debenture is outstanding, the Yorkville Investor may covert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $0.25 per share. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million in deferred debt charges related to the First YA Convertible Debenture for its origination. Amortization of deferred debt charges related to the First YA Convertible Debenture was $0.1 million for the year ended December 31, 2022 and $-0- for the year ended December 31, 2021. An insignificant amount and $-0- of accrued and unpaid interest is included in other long-term liabilities on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Yorkville Investor did not covert any amount of the principal or accrued interest of the First YA Convertible Debenture.

On December 16, 2022, the Company issued convertible debentures to certain members of the Company’s management team and board of directors, and certain other existing investors of the Company for a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “Insider Convertible Debentures”). The Insider Convertible Debentures have a maturity date of June 16, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Insider Convertible Debentures are outstanding, each of the holders may covert all or part of the principal and accrued and unpaid interest of their Insider Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Insider Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Insider Convertible Debentures. Concurrent with the issuance of the Insider Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Insider Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (as defined in Note 13). The Company recorded the Insider Convertible Debentures and interest incurred between December 16, 2022 and December 31, 2022 which the Company elected to capitalize to the principal in related-party debt obligations, net of debt issuance costs on the accompanying consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the company had received $3.5 million of the total $10.5 million net proceeds from the investors. The remaining $7.0 million was subsequently received in 2023 (see Note 23) and is recorded in related-party notes receivable on the accompanying consolidated balance sheet as of December 31, 2022.

Components of the Company’s debt obligations were as follows (in thousands):

	As of December 31,
	2022	2021
Term loan balance	$71,000	$77,000
Convertible debt balance	7,000	-
Related-party convertible debt balance	11,964	-
Less unamortized debt issuance costs and discounts	(6,138)	(3,334)
Total borrowed	83,826	73,666
Less short-term debt obligation balance	(3,771)	(22,666)
Long-term debt obligation balance	$80,055	$51,000

At December 31, 2022, the future aggregate maturities of debt obligations are as follows (in thousands):

Fiscal Years Ending December 31,
2023	$6,000
2024	83,964
Total	$89,964

PPP Loans – In 2020, the Company received loans under the Paycheck Protection Program for an amount totaling $10.8 million, which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the Small Business Administration (“SBA”). The PPP Loans had a maturity date of 2 years from the initial disbursement and carry an interest rate of 1% per year. The application for the PPP Loan required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operation of the Company. This certification further required the Company to consider current business activity and ability to access other sources of liquidity sufficient to support the ongoing operations in a manner that was not significantly detrimental to the business. The receipt of the funds from the PPP Loans and the forgiveness of the PPP Loans were dependent on the Company having initially qualified for the PPP Loans and qualifying for the forgiveness of such PPP Loans based on funds being used for certain expenditures such as payroll costs and rent, as required by the terms of the PPP Loans.

The Company elected to repay $2.3 million of the PPP Loans during the year ended December 31, 2020. The SBA forgave the PPP loans in the full amount of $10.8 million along with associated accumulated interest during the year ended December 31, 2021, which resulted in a refund of $2.3 million the Company had repaid in 2020. The Company recognized $10.9 million to gain on forgiveness of debt on the consolidated statements of operations for the year ended December 31, 2021. The PPP Loan balances totaled $-0- as of December 31, 2022 and 2021. Presently, the SBA and other government communications have indicated that all loans in excess of $2.0 million will be subject to audit and that those audits could take up to seven years to complete. If the SBA determines that the PPP Loans were not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would be required to repay some or all of the PPP Loans and record additional expense which could have a material adverse effect on the Company business, financial condition and results of operations in a future period.

Interest expense related to the Revolving Credit Facility, Term Loan Facilities, PPP Loans, YA Convertible Debt and Insider Convertible Debt was $16.9 million and $11.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2022	2021
Accrued hauler expenses	$44,773	$49,607
Accrued compensation	43,054	9,656
Accrued income taxes	9	3
Accrued Mergers transaction expenses	13,433	-
Other accrued expenses	6,733	6,272
Total accrued expenses	$108,002	$65,538

Note 7—Goodwill and other intangibles

The Company holds certain intangible assets recorded in accordance with the accounting policies disclosed in Note 1. Intangible assets consisted of the following (in thousands):

	December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,141)	8,835
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,967)	1,211
Total finite-lived intangible assets		25,432	(15,386)	10,046
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(15,386)	$10,881

	December 31, 2021
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(9,582)	11,394
Non-competition agreements	3 to 4	550	(487)	63
Technology	3	3,178	(1,307)	1,871
Total finite-lived intangible assets		25,432	(12,104)	13,328
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(12,104)	$14,163

Amortization of these intangible assets for the years ended December 31, 2022 and 2021 was $3.3 million and $3.0 million, respectively, and future amortization expense is as follows (in thousands):

Fiscal Years Ending December 31,
2023	$3,220
2024	3,110
2025	2,559
2026	1,157
Future amortization of intangible assets	$10,046

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized but are tested for impairment at least annually. The carrying amounts of goodwill were as follows (in thousands):

Schedule of goodwill
Balance at January 1, 2021	$32,132
Balance at December 31, 2021	$32,132
Balance at December 31, 2022	$32,132

Note 8—Leases

The Company leases its office facilities under operating lease agreements expiring through 2031. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities as it is not reasonably certain to utilize the renewal options. The Company does not have any finance leases.

Balance sheet information related to operating leases is as follows (in thousands):

Schedule of right-of-use assets and operating lease liabilities

	As of December 31,
	2022	2021
Assets
Right-of-use assets	$2,827	$3,920

Liabilities
Current lease liabilities	1,880	1,675
Non-current lease liabilities	1,826	3,770
Total liabilities	$3,706	$5,445

Lease expense information related to operating leases is as follows (in thousands):

Schedule of operating lease expense

	2022	2021
Lease expense
Operating lease expense	$1,631	$1,507
Short-term lease expense	419	601
Less: Sublease income	(802)	(802)
Total lease expense	$1,248	$1,306

Lease expenses are included in general and administrative expenses on the Company’s consolidated statements of operations. The impact of the Company’s leases on the consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $2.2 million and $2.0 million during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, operating leases had weighted-average remaining lease terms of approximately 4.2 years and 4.6 years, respectively, and a weighted-average discount rate of 11.40% and 11.43%, respectively, to measure operating lease liabilities.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the December 31, 2022 consolidated balance sheet (in thousands).

Years Ending December 31,
2023	$2,276
2024	1,228
2025	151
2026	152
2027	154
Thereafter	578
Total minimum lease payments	4,539
Less: Imputed interest	(833)
Total operating lease liabilities	$3,706

Operating lease amounts above do not include sublease income. The Company has entered into a sublease agreement with a third party. Under the agreement, the Company expects to receive sublease income of approximately $1.9 million over the next three years.

Note 9—Members’ equity (deficit) and Stockholders’ equity (deficit)

Members’ equity (deficit) – Prior to the Mergers, the membership structure of Holdings LLC included units that had liquidation preferences. The table below reflects information about Holdings LLC’s membership structure as of August 15, 2022, immediately before the Closing and as of December 31, 2021.

	Authorized as of		Held by Members as of
	August 15, 2022	December 31, 2021	August 15, 2022	December 31, 2021
Common units	34,438,298	34,438,298	13,452,262	9,440,108
Series A Preferred	4,834,906	4,834,906	4,834,906	4,834,906
Series B Preferred	6,820,450	6,820,450	6,774,923	6,774,923
Series C Preferred	3,142,815	3,142,815	3,141,500	3,141,500
Series D Preferred	2,816,403	2,816,403	2,787,707	2,787,707
Series E Preferred	7,451,981	7,451,981	6,530,128	6,530,128
	59,504,853	59,504,853	37,521,426	33,509,272

The founding member held 8,278,000 common units.

During 2021, Holdings LLC received $32.5 million from warrant holders in exchange for 1,083,008 Series E preferred units.

Under the terms of the LLC Operating Agreement, allocations of profits, losses, capital gains, and distributions were in the following priorities:

Profits and Losses – After giving effect to any required regulatory allocations, net profits and net losses (and to the extent necessary, individual items of income, gain, loss, deduction, or credit) of Holdings LLC shall be allocated to and among the members in a manner such that, as of the end of each allocation period, the sum of (i) the capital account of each member, (ii) each member’s share of partnership minimum gain (as determined in accordance with Treasury Regulations Section 1.704-2(g)), and (iii) each member’s partner nonrecourse debt minimum gain, shall be equal, as nearly as possible, to the respective net amounts that would be distributed to such member if Holdings LLC were dissolved, its affairs wound up and its assets sold for cash equal to their book value, all Holdings LLC liabilities were satisfied (limited with respect to each nonrecourse liability to the book value of the assets securing such liability), and the net assets of Holdings LLC were distributed in accordance with the LLC Operating Agreement to the members immediately after making such allocations.

Distributions – Distributable cash from operations shall be distributed to the members as follows:

First, to members for tax distributions based on the highest applicable individual income tax rate applied to the allocation of net taxable income.

Second, to preferred unit holders on a pro rata basis until each preferred unit holder has received aggregate distributions in full repayment of their capital contributions.

Last, to preferred and common unit holders pro rata according to the number of units held by each member.

The LLC Operating Agreement also contained provisions governing the sale of the founding member’s interest in certain circumstances. The LLC Operating Agreement also provided for certain limitations of liability of operating managers upon good faith distributions of funds in accordance with the LLC Operating Agreement and limited each member’s liability to their respective capital contribution.

Stockholders’ equity (deficit) – Upon closing of the Mergers on August 15, 2022, as discussed in Note 3, the Company’s capital stock consisted of (i) shares of Class A Common Stock issued as a result of the automatic conversion of Founder Class A Shares on a one-for-one basis, (ii) shares of Class A Common Stock issued to the PIPE Investors, (iii) shares of Class A Common Stock issued to the Blocked Unitholders and (iv) shares of Class V Common Stock issued to the Rubicon Continuing Unitholders.

The table set forth below reflects information about the Company’s equity as of December 31, 2022. The Earn-Out Interests are considered contingently issuable shares and therefore excluded from the number of shares of Class A Common Stock and Class V Common Stock issued and outstanding in the table below.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	55,886,692	55,886,692
Class V Common Stock	275,000,000	115,463,646	115,463,646
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2022	975,000,000	171,350,338	171,350,338

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

Note 10—Warrants

Series E Warrants – As part of the pre-funding Series E raise during 2018, the Company issued to the Series E unit holders a total of 844,000 Series E warrants, providing a right to purchase one unit each of Series E units at a price of $30.00 per unit any time prior to the third anniversary of the grant date. Grant dates ranged from April 30, 2018 to October 29, 2018. The Series E warrants were evaluated at issuance and were determined to be equity classified.

During 2019, the Company issued to the Series E unit holders a total of 240,725 Series E warrants, providing a right to purchase one unit each of Series E units at a price of $30.00 per unit any time prior to the second anniversary of the grant date. Grant dates ranged from July 9, 2019 to August 30, 2019. The Series E warrants were evaluated at issuance and were determined to be equity classified.

During 2021, the Company received $32.5 million from warrant holders in exchange for 1,083,008 Series E preferred units.

The following table summarizes Series E warrant activity as of and for the years ended December 31, 2022 and 2021:

	Number	Weighted Average Exercise Price Per Warrant
Outstanding – January 1, 2021	1,084,725	30.00
Granted	-	-
Exercised	(1,083,008)	30.00
Expired	(1,717)	30.00
Outstanding - December 31, 2021	-	-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding - December 31, 2022	-	$-

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 30,016,851 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $11.50 per share. Of these warrants, the 15,812,476 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 14,204,375 Private Warrants were originally issued in a private placement in connection with the IPO (Public Warrants and Private Warrants collectively, the “IPO Warrants”). The Private Warrants are identical to the Public Warrants, except the Private Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the IPO Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through December 31, 2022. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

The Company may redeem the Public Warrants and any Private Warrants no longer held by the initial purchaser thereof or its permitted transferee:

-	in whole and not in part;

-	at a price of $0.01 per Warrant;

-	upon not less than 30 days’ prior written notice to each IPO Warrant holder and

-	if and only if, the last reported price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the IPO Warrant holders.

Warrant Liabilities – Pursuant to the amended Term Loan agreement entered on October 15, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Term Loan Warrants, which granted the lender the right to purchase up to 62,003 of Holdings LLC’s common units at the exercise price of $0.01 any time prior to the earlier of the tenth anniversary of the issuance date of October 15, 2021, and certain triggering events, including a sale of Holdings LLC, Holding LLC’s initial public offering and a merger between Holdings LLC and a special purpose acquisition company (“SPAC”), where the warrants are fully redeemed or exchanged. The Company determined that the Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Term Loan Warrants were converted into Class A Common Stock and Class V Common Stock and reclassified from liability to the stockholders’ deficit upon the consummation of the Mergers. The Company measured the fair value of the Term Loan Warrants as of the issuance date, December 31, 2021 and the Closing Date, and recognized $0.7 million, $1.3 million and $1.8 million of warrant liabilities on the consolidated balance sheets, respectively. As of December 31, 2022, there were no outstanding Term Loan Warrants. The Company recorded the $0.5 million change in the fair value of the Term Loan Warrants between January 1, 2022 and the Closing Date and the $0.6 million change in the fair value between the issuance date and December 31, 2021 as a component of other expense on the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive right to purchase up to the number of Class A Common Stock worth $2.0 million, at the exercise price of $0.01 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash. If the Company repaid the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million, (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.25 million until the Company repays the Subordinated Term Loan in full.

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. On December 21, 2022, the outstanding Subordinated Term Loan Warrants were converted to Class A Common Stock and reclassified from liability to the stockholders’ deficit (the “Subordinated Term Loan Warrants Conversion Date”). The Company measured the fair value of the Subordinated Term Loan Warrants as of the issuance date, December 31, 2021 and the Subordinated Term Loan Warrants Conversion Date, and recognized $0.1 million, $0.1 million and $1.6 million of warrant liabilities on the consolidated balance sheets, respectively. As of December 31, 2022, there was no outstanding Subordinated Term Loan Warrants. The Company recorded the $1.5 million change in the fair value of the Subordinated Term Loan Warrants during the year ended December 31, 2022 as a component of other expense on the consolidated statement of operations for the year ended December 31, 2022. The impact to the consolidated statement of operations from the changes in the fair value of the Subordinated Term Loan Warrants was insignificant for the year ended December 31, 2021.

On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at exercise price of $0.0001 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures (as defined in Note 13) to be issued have been fully repaid by the Company or fully converted into shares of Class A Common Stock. The Company determined that the YA Warrant required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets and were measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the YA Warrant as of the issuance date and December 31, 2022, and recognized $20.0 million and $20.0 million of warrant liability on the consolidated balance sheets, respectively. As of the YA Warrant issuance date, the Company recorded $14.0 million, the difference between the purchase price and fair value of the YA Warrant, as a component of other expense on the consolidated statement of operations. The fair value of the YA Warrant did not change during the year ended December 31, 2022. During the year ended December 31, 2022, the outstanding YA Warrant was not exercisable.

Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 13), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant would grant the right to purchase up to 500,000 shares of Class A Common Stock at the exercise price of $0.01 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023 (See Note 23). Prior to the issuance of the Advisor Warrant, pursuant to ASC 480 Distinguishing Liabilities from Equity, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the Advisor Warrant as of November 30, 2022 and December 31, 2022, and recognized $1.0 million and $0.9 million of warrant liability on the consolidated balance sheets, respectively, with the difference of $0.1 million recorded as a component of other income on the consolidated statement of operations for the year ended December 31, 2022.

Note 11—Equity Investment Agreement

On May 25, 2022, the Company entered into the Rubicon Equity Investment Agreement with certain investors who are affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock), whereby, the investors have agreed to advance to the Company up to $8,000,000 and, upon consummation of the Mergers, and in exchange for the advancements, (a) the Company will cause to be issued up to 880,000 Class B Units of the Company and 160,000 shares of Class A Common Stock to the investors and (b) Sponsor will forfeit up to 160,000 shares of Class A Common Stock, in each case subject to actual amounts advanced by the investors. In accordance with the Rubicon Equity Investment Agreement, on May 25, 2022, the Company received $8,000,000 of cash from the investors. The Company determined that the Rubicon Equity Investment Agreement required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the Rubicon Equity Investment Agreement was recognized as simple agreement for future equity (SAFE) under current liabilities on the consolidated balance sheets, measured at the agreement execution date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured its fair value as of the agreement execution and recognized $8.8 million of simple agreement for future equity on the consolidated balance sheets, with the $0.8 million difference between the fair value and the amount of cash received recorded as other expense on the consolidated statements of operations. Between the agreement execution date and the Closing Date, there was no change in the fair value of the Rubicon Equity Investment Agreement. On August 15, 2022, the Mergers closed, and the Company issued 880,000 Class B Units and 160,000 shares of Class A Common Stock to the investors and Sponsor forfeited 160,000 shares of Class A Common Stock.

Note 12—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, the FPA Sellers intended, but were not obligated, to purchase (a) Founder Class A Shares after the date of the Forward Purchase Agreement from holders of the Founder Class A Shares (other than Founder or affiliates of Founder) who elected to redeem Founder Class A Shares (such purchased Founder Class A Shares, the “Recycled Shares”) pursuant to redemption rights set forth in Founder’s amended and restated memorandum and articles of association (the “Governing Documents”) in connection with the Mergers (such holders, “Redeeming Holders”) and (b) Founder Class A Shares in an issuance from Founder at a price per Founder Class A Share equal to approximately $10.17 per share, the per-share redemption price as set forth in the Governing Documents (such Founder Class A Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). Pursuant to the terms of the FPA Agreement, the aggregate number of Subject Shares could not exceed 15 million shares (the “Maximum Number of Shares”). In addition, the FPA Sellers purchased an additional 1 million Founder Class A Shares from other Redeeming Holders (the “Separate Shares”). The FPA Sellers may not beneficially own greater than 9.9% of the Common Stock on a post-Mergers pro forma basis.

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

From time to time following the Closing, the FPA Sellers, in their discretion, may sell the Subject Shares, the effect of which is to terminate the Forward Purchase Agreement in respect of such Subject Shares sold (the “Terminated Shares”) and repay to the Company a portion of the forward price, in amounts corresponding to the number of shares sold. The Forward Purchase Agreement is to mature on the earlier of (a) the third anniversary of the Closing, and (b) the date specified by the FPA Sellers at the FPA Sellers’ discretion after the occurrence of a VWAP Trigger Event (the “FPA Maturity Date”). A VWAP Triggering Event occurs if (i) during the first 90 days following the Closing, the VWAP for 20 trading days during any 30 consecutive trading day period is less than $3.00 per share and (ii) from the 91st day following the Closing, the VWAP for 20 trading days during any 30 consecutive trading day period is less than $5.00 per share. At maturity, the Company is obligated to pay to the FPA Sellers an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of the Terminated Shares, plus (z) the number of the Subject Shares sold whereby the proceeds of such sales were applied as a Prepayment Shortfall, multiplied by (b) $2.00 (the “Maturity Consideration”). The Company is obligated to pay the Maturity Consideration in shares of Class A Common Stock, with the price per share equal to the average daily VWAP for the 30 trading days following the FPA Maturity Date.

On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 2,222,119 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 2,140,848 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. The value of 2,222,119 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation has been included in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2022.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the “forward purchase option derivative” was recorded as an asset on the consolidated balance sheet as of the Closing and derecognized upon execution of the FPA Termination Agreement. The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company has performed fair value measurements for this derivative as of the Closing Date and the FPA Termination Agreement execution date, and recognized $16.6 million of derivative asset and $3.4 million of derivative liability on the consolidated balance sheets, respectively. The Company recorded a total of $72.1 million in losses on its consolidated statement of operations for the year ended December 31, 2022. This total loss is made up of two parts: (i) a $52.1 million loss at issuance, calculated as the difference between the amount paid to purchase the forward purchase option derivative and the fair value of this derivative on the Closing Date, and (ii) a $20.0 million loss, calculated as the difference in fair value of the forward purchase option derivative as of the Closing Date and as of the FPA Termination Agreement execution date. Upon execution of the FPA Termination Agreement, the Company also derecognized $3.4 million of the forward purchase option derivative from derivative liabilities on the consolidated balance sheet. There were no derivative assets or liabilities related to the forward purchase option derivative outstanding as of December 31, 2022 and 2021.

Note 13—Yorkville Facilities

Standby Equity Purchase Agreement – On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares will be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor may not beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the accompanying consolidated statements of operations. The Company did not sell any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and December 31, 2022.

Securities Purchase Agreement – On November 30, 2022, the Company entered into the YA SPA with the Yorkville Investor, where by the Company agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which are convertible into shares of Class A Common Stock (as converted, the “YA Conversion Shares”), and (ii) the YA Warrant, which is exercisable into $20.0 million of shares of Class A Common Stock. Upon execution of the YA SPA, the Company (i) issued and sold to the Yorkville Investor (a) the First YA Convertible Debenture, and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a cash commitment fee in the amount of $2.0 million, with such amount being deducted from the proceed of the First YA Convertible Debenture, netting to $11.0 million in total proceeds. The Company issued the YA Warrant to utilize the proceed to fund the cost of the FPA Termination Agreement (see Note 12). See Note 5 for additional information regarding the First YA Convertible Debenture and Note 10 regarding the YA Warrant.

Pursuant to execution of the YA SPA, the Company made a $0.4 million payment in cash and committed to issue the Advisor Warrant for certain professional services provided by a third party professional service firm in connection with the issuance of the facilities. The Advisor Warrant was issued on January 16, 2023. See Note 10 for additional information regarding the Advisor Warrant. The cash payment and the Advisor Warrant were recognized as debt issuance cost upon execution of the YA SPA, YA Convertible Debentures and YA Warrant.

Pursuant to the YA SPA, the Yorkville Investor committed to purchase a YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million (the “Second YA Convertible Debenture”) upon the Company satisfying certain conditions, including, among others, the Company’s registration statement is declared effective by the SEC for the underlying securities of the First YA Convertible Debenture and YA Warrant. Accordingly, as of the YA SPA execution date, the Company recognized a commitment asset in the amount of $2.1 million, which was included in other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2022. The Second YA Convertible Debenture was issued and sold to the Yorkville Investor on February 3, 2023 (See Note 23).

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that certain redemption feature within the First YA Convertible Debenture is an embedded derivative. This derivative, referred to throughout as the “redemption feature derivative” is recorded as a liability on the accompanying consolidated balance sheet as of December 31, 2022. The Company has performed fair value measurements for this derivative as of the First YA Convertible Debenture issuance date and as of December 31, 2022, which is described in Note 17. The Company will remeasure the fair value of the redemption feature derivative each reporting period.

Note 14—Equity-based compensation

During the year ended December 31, 2022, the Company recorded stock-based compensation related to our 2014 and 2022 Plans (as defined below). As more fully described in Note 1, the Company completed the Mergers with Founder SPAC on August 15, 2022, and all Incentive Units and Phantom Units fully vested as of the Closing Date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure.

Included within cost of revenue, sales and marketing, product development, and general and administrative expenses are equity-based compensation expenses as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cost of revenue	$72	$-
Sales and marketing	23	-
Product development	37	-
General and administrative	100,855	7,785
Total equity-based compensation	$100,987	$7,785

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

As further described in Note 3, upon consummation of the Mergers, all incentive units granted under the 2014 Plan vested and converted into the Class V Common Stock and all phantom units granted under the 2014 Plan converted into RSUs and DSUs which will vest into shares of Class A Common Stock. The unrecognized compensation cost related to the 2014 Plan that was remaining at the Closing was recognized as expense upon consummation of the Mergers.

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

Management utilized the Black-Scholes-Merton option pricing model to determine the fair value of units issued. No incentive units were granted during the year ended December 31, 2022. Incentive units granted in 2021 had a weighted average value of $13.40 per unit, resulting in an aggregate fair value of $2.9 million. Compensation expense for all incentive units awarded was recognized over the vesting term of the underlying options.

The assumptions used to calculate fair value of incentive units granted for the year ended December 31, 2021 are as follows. The information for the year ended December 31, 2022 is excluded below as no incentive units were granted during 2022.

As of December 31, 2021
Expected dividend yield	0.00%
Risk-free interest rate	1.40%
Expected life in years	3.00
Expected volatility	48.20%

The following represents a summary of the Company’s incentive unit activity and related information during 2021 and 2022 immediately prior to the consummation of the Mergers:

Units
Outstanding - January 1, 2021	3,017,191
Granted	214,642
Forfeited/redeemed	(147,183)
Outstanding - December 31, 2021	3,084,650
Granted	-
Forfeited/redeemed	(14,499)
Outstanding - August 15, 2022	3,070,151

Vested - August 15, 2022	3,070,151

A summary of nonvested incentive units and changes during 2021 and 2022 immediately prior to the consummation of the Mergers is as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested - January 1, 2021	275,446	3.91
Granted	214,642	13.40
Vested	(144,695)	3.75
Forfeited/redeemed	(147,183)	9.36
Nonvested - December 31, 2021	198,210	10.25
Granted	-	-
Vested	(183,711)	10.25
Forfeited/redeemed	(14,499)	10.25
Nonvested – August 15, 2022	-	$-

Phantom Units – Holdings LLC was authorized to issue phantom units to eligible employees under the terms of the Unit Appreciation Rights Plan. The Company estimated the fair value of the phantom units as of the end of each reporting period and expensed the vested fair market value of each award. During the years ended December 31, 2022 and 2021, the Company did not awarded any phantom units. Compensation cost recognized during the years ended December 31, 2022 and 2021 was $6.8 million and $7.2 million, respectively. At the Closing of the Mergers, all vested and unvested phantom units were exchanged for 970,389 vested RSUs and 540,032 vested DSUs.

2022 Plan

The 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on August 15, 2022 in connection with the Closing, provides for the grant to certain employees, officers, non-employee directors and other services providers of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof, as determined by the Company’s Compensation Committee. Under the 2022 Plan, 29,000,000 shares of Class A Common Stock are authorized to be issued. Upon approval by the Company’s board of directors, additional 2,859,270 shares of Class A Common Stock became available for issuance on January 1, 2023 under the 2022 Plan as a result of the plan’s evergreen provision.

The following represents a summary of the Company’s RSU activity and related information from immediately after the consummation of the Mergers through December 31, 2022:

RSUs
Outstanding – August 15, 2022 (prior to the Mergers consummation)	-
Granted – Phantom Unit exchanges	970,389
Granted – Morris Employment Agreement	8,378,986
Granted – Partial settlement of Management Rollover Consideration	1,828,669
Granted – Non-executive employees	1,665,935
Forfeited	(205,041)
Outstanding – December 31, 2022 (subsequent to the Mergers consummation)	12,638,938

Vested – December 31, 2022 (subsequent to the Mergers consummation)	11,182,243

A summary of nonvested RSUs from immediately after the consummation of the Mergers through December 31, 2022 is as follows:

	Units	Weighted Average Grant Date Fair Value
Nonvested - August 15, 2022 (subsequent to the Mergers consummation)	-	-
Granted	12,843,979	2.29
Vested	(11,182,243)	2.33
Forfeited/redeemed	(205,041)	1.98
Nonvested – December 31, 2022	1,456,695	$1.98

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite services periods ranging from six to thirty-six months from the grant date.

The Company recognized $94.2 million and $0.5 million in total equity compensation costs for the years ended December 31, 2022 and 2021, respectively.

Note 15—Employee benefits plan

Employees are offered the opportunity to participate in the Company’s 401(k) Plan, which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to $20,500 of their salary to the 401(k) Plan annually during the year ended December 31, 2022 and up to $19,500 during the year ended December 31, 2021. The Company’s contributions to the 401(k) Plan were $0.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

Note 16—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the period from August 15, 2022 (the Closing Date) to December 31, 2022. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

Prior to the Mergers, the membership structure of Holdings LLC included units which had profit interests. The Company analyzed the calculation of loss per unit for periods prior to the Mergers and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, net loss per share information is not presented for periods prior to August 15, 2022. The basic and diluted loss per share for the year ended December 31, 2022 represent only the period from August 15, 2022 to December 31, 2022. Furthermore, shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method is not presented.

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for period from August 15, 2022 (the Closing Date) to December 31, 2022 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss for the period from August 15, 2022 through December 31, 2022	$(52,774)
Less: Net loss attributable to non-controlling interests for the period from August 15, 2022 through December 31, 2022	(22,621)
Net loss for the period from August 15, 2022 through December 31, 2022 attributable to Rubicon Technologies, Inc. – Basic and diluted	$(30,153)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	49,885,394

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(0.60)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	15,812,500 Public Warrants and 14,204,375 Private Warrants.

-	1,488,519 Earn-Out Class A Shares.

-	11,182,243 vested RSUs and 540,032 vested DSUs.

-	500,000 shares of Class A Common Stock for which the Advisor Warrant is exercisable

Note 17—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption feature derivative	-	-	(826)
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

	As of December 31, 2021
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$-	$(1,380)
Deferred compensation – phantom units	-	-	(8,321)
Total	$-	$-	$(9,701)

Level 3 Rollfoward	Redemption feature derivative	Earn-out liabilities	Warrant liabilities	Deferred compensation – phantom units
December 31, 2021 balances	$-	$-	$(1,380)	$(8,321)
Additions	(256)	(74,100)	-	-
Changes in fair value	(570)	68,500	(1,931)	(6,783)
Reclassified to equity	-	-	3,311	15,104
December 31, 2022 balances	$(826)	$(5,600)	$-	$-

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 3 as of December 31, 2021 and to level 2 as of December 31, 2022. The sole underlying asset of the warrant liabilities outstanding as of December 31, 2021 was Holdings LLC’s Class A Units, which the Company considered unobservable input in which there is little or no market data, while as of December 31, 2022, the sole underlying asset of the outstanding warrant liabilities was the Company’s Class A Common Stock, which is an observable input, however the value of the warrants themselves are not directly or indirectly observable. The fair value of the warrant liabilities were determined based on price of the underlying share or unit and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the warrants which were outstanding during the years ended December 31, 2022 and 2021 were minimal ($0.01 per common unit or common stock share for the Term Loan Warrants, the Subordinated Term Loan Warrants and the Advisor Warrants and $0.0001 per common stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 10 for further information regarding the warrant liabilities.

Redemption feature derivative – The redemption feature derivative’s fair value was estimated using a single factor binomial lattice model (the “Lattice Model”). The Lattice Model estimates fair value based on changes in the price of the underlying equity over time. It assumes that the stock price can only go up or down at each point in time, and it considers the likelihood of each outcome using a risk-neutral probability framework.

The Lattice Model the Company utilized is a single-factor model, which means it only considers uncertainty related to the Company’s stock price. It calculates the value of the option to convert the First YA Convertible Debenture into Class A Common Stock using a binomial tree structure and backward induction. The payoffs of the First YA Convertible Debenture were computed via backward induction and discounted at a blended rate. The key inputs to the Lattice Model are the yield of a hypothetical identical note without the conversion features, and the volatility of common stock.

The following table provides quantitative information of the key assumptions utilized in the redemption feature derivative fair value measurements as of measurement dates:

	As of November 30, 2022	As of December 31, 2022
Price of Class A Common Stock	$2.09	$1.78
Risk-free interest rate	4.56%	4.60%
Yield	15.6%	15.6%
Expected volatility	45.0%	50.0%

The Company measured and recognized the fair value of the redemption feature derivative as of November 30, 2022, the First YA Convertible Debenture issuance date, and December 31, 2022 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives on the consolidated statement of operation for the year ended December 31, 2022.

Earn-out liabilities – For the contingent consideration related to the Earn-Out Interests, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the maturity date of the contingent consideration. The key inputs used in the determination of the fair value included current stock price, expected volatility, and expected term.

The following table provides quantitative information of the key assumptions utilized in the earn-out liabilities fair value measurements as of measurement dates:

	As of August 15, 2022	As of December 31, 2022
Price of Class A Common Stock	$10.18	$1.78
Risk-free interest rate	2.90%	4.00%
Expected volatility	35.0%	65.0%
Expected remaining term	5.0 years	4.6 years

The Company measured and recognized the fair value of the Earn-Out Interests as of the Closing Date and December 31, 2022 in earn-out liabilities on the consolidated balance sheet, with the respective fair value adjustment recorded in gain on change in fair value of earn-out liabilities on the consolidated statement of operations for the year ended December 31, 2022.

For information regarding the fair value measurement of the forward purchase option derivative, see Note 12. For information regarding the fair value measurement of phantom units, see Note 14.

Note 18—Income taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities follow (in thousands):

	As of December 31,
Deferred tax assets:	2022	2021
Allowance for doubtful accounts	$66	$55
Accrued vacation	-	21
Accrued bonuses	-	137
Accruals and reserves	-	21
Depreciation	14	11
Interest expense limitation	1,922	1
Investment in partnership	2,548	-
Lease liability	153	221
Net operating losses	26,852	2,366
Total deferred tax assets before valuation allowance	31,555	2,833
Less: valuation allowance	(29,164)	-
Total deferred tax assets after valuation allowance	$2,391	$2,833
Deferred tax liabilities:
Right of use asset	$(142)	$(206)
Intangible assets	(1,351)	(1,831)
Capitalized transaction costs	-	53
Goodwill	(1,115)	(1,027)
Total deferred tax liabilities	$(2,608)	$(3,011)
Net deferred tax liabilities	$(217)	(178)

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$-	$-
State	37	50
Total current	37	50
Deferred:
Federal	101	(1,197)
State	(62)	(523)
Total deferred	39	(1,720)
Total income tax expense (benefit)	$76	$(1,670)

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	December 31,
	2022	2021
Statutory U.S. federal tax rate	21.00%	21.00%
Less: rate attributable to noncontrolling interest	-17.52%	-19.27%
State income taxes (net of federal benefit)	0.17%	0.50%
Permanent differences	-2.71%	0.00%
Effective rate change	0.01%	0.00%
Increase in valuation allowance	-0.96%	0.00%
Other	-0.02%	0.00%
Effective income tax rate	-0.03%	2.23%

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes.

Pursuant to the provisions of the CARES Act above, the RiverRoad subsidiary carried back its Federal 2020 tax loss to tax year 2018. The estimated tax benefit for this carryback claim is approximately $0.4 million and was recorded as a current tax benefit during 2020. The corresponding $0.4 million tax receivable is presented within other current assets on the consolidated balance sheets as of December 31, 2022 and 2021.

The provision for income taxes differs from the amount that would result from applying statutory rates because of differences in the deductibility of certain book and tax expenses.

Goodwill related to the Company’s business combinations in prior years is tax deductible and amortized over 15 years for tax purposes, but generally not amortized for book purposes. As such, a deferred tax liability is created from this indefinite-lived asset. As of December 31, 2022 and 2021, the net deferred tax liability on such indefinite-lived assets was $1.1 million and $1.0 million, respectively.

During the year ended December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million as of December 31, 2022. The net change in the valuation allowance during the year ended December 31, 2022 was an increase of $29.2 million. The net change in the valuation allowance during the year ended December 31, 2021 was $-0-.

As of December 31, 2022, the Company has gross federal and tax-effected state net operating loss (“NOL”) carryforwards of $110.8 million and $3.5 million, respectively, attributable to its RiverRoad corporate subsidiary purchased in 2018 and the Mergers. $3.3 million of the gross federal NOL carryforward will expire at various dates beginning in 2032 while the remaining $107.5 million will not expire. $3.5 million of tax-effected state NOL carryforward will expire at various dates beginning in 2023. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017.

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not completed a Section 382 study for the Mergers, which could create an additional limitation.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in certain state and local jurisdictions. The Company is no longer subject to the Internal Revenue Service (“IRS”) examination for periods prior to 2019. However, carry forward losses that were generated prior to the 2019 tax year may still be adjusted by the IRS if they are used in a future period.

Note 19 – Commitments and contingencies

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

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated statements of operations, cash flows or balance sheets. However, depending on the nature and timing of any such dispute or other contingency, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both.

Note 20—Related party transactions

Software subscription – The Company entered into a certain software subscription agreement with Palantir Technologies, Inc. (“Palantir”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021. The term of the amended agreement is through December 31, 2024. As of December 31, 2022, the Company had an outstanding accounts payable to Palantir in the amount of $4.3 million. Pursuant to the agreement, as of December 31, 2022, $19.3 million will become due in the next 12 months and $15.0 million thereafter through October 2024. Palantir was a PIPE Investor and purchased $35.0 million of Class A Common Stock at $10.00 per share on the Closing Date.

Equity Investment Agreement – On May 25, 2022, the Company entered into the Rubicon Equity Investment Agreement with certain investors who are affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock). See Note 11 for further information regarding the Rubicon Equity Investment Agreement.

Insider convertible debts – On December 16, 2022, the Company issued the Insider Convertible Debentures and entered into the Insider Lock-Up Agreement with certain members of the Company’s management team and board of directors, and certain other existing investors of the Company. See Note 5 for further information regarding these transactions.

Note 21—Concentrations

During the years ended December 31, 2022 and 2021, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together for approximately 26% and 30% of the total revenues, respectively. As of December 31, 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 38% of the total accounts receivable and contract assets, while one customer individually accounted for 10% or more of the Company’s total accounts receivable at 15% as of December 31, 2021.

Note 22—Liquidity

During the year ended December 31, 2022, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of December 31, 2022.

As of December 31, 2022, cash and cash equivalents totaled $10.1 million, accounts receivable totaled $65.9 million and unbilled accounts receivable totaled $55.2 million. Availability under the Revolving Credit Facility, which provided the ability to borrow up to $60.0 million, was $5.6 million. Pursuant to the SEPA, the Company has the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares for resale and limitations on the volume of shares that may be sold. Additionally, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without the approval of the Company’s shareholders, the amount that could currently be raised pursuant to the SEPA is significantly lower than $200.0 million. Furthermore, the amended Term Loan agreement entered into on November 18, 2022 requires the Company to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full (see Note 5).

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about the Company’s ability to continue as a going concern.

To address the Company’s projected liquidity needs for the next 12 months, the Company has (i) upsized the maximum borrowing capacity under the Revolving Credit Facility to $75.0 million and extended its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, (ii) extended the maturity date of the Subordinated Term Loan to March 29, 2024, (iii) received a binding commitment for $15.0 million of additional financing (the “Financing Commitment”), and (iv) amended the software subscription agreement with Palantir, which allows the Company to satisfy the $11.3 million of fees that are scheduled to become due during 2023 in the Company’s equity or debt securities (see Note 23). In addition, the Company has begun to execute its plans to modify its operations to further reduce spending. Initiatives the Company has undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

The Company believes that the upsized Revolving Credit Facility, the extended maturities of the Revolving Credit Facility and the Subordinated Term Loan, the Financing Commitment along with cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months. The Company believes this plan is probable of being achieved and alleviates substantial doubt about the Company’s ability to continue as a going concern.

Note 23—Subsequent events

On January 31, 2023, the Company entered into an amendment to the Revolving Credit Facility, which extended the deadline of the $25.0 million fund raise requirement to February 3, 2023. The Company met this fund raise commitment. See Note 5 for further information.

On January 31, 2023, the Company executed an acknowledgement and consent with the Term Loan lender, which extended the deadline of the $25.0 million fund raise requirement to February 3, 2023. The Company met this fund raise commitment. See Note 5 for further information.

In January and February 2023, the Company received the remaining $7.0 million of the Insider Convertible Debentures from certain members of the board of directors and investors of the Company, which was recorded in related-party notes receivable on the accompanying consolidated balance sheet as of December 31, 2022. See Note 5 for further information regarding the Insider Convertible Debentures.

On February 1, 2023, the Company issued convertible debentures to certain third parties for a total principal amount of $1.4 million and the total net proceeds of $1.2 million (the “Third Party Convertible Debentures”). The Third Party Convertible Debentures have a maturity date of August 1, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Third Party Convertible Debentures are outstanding, each of the holders may covert all or part of the principal and accrued and unpaid interest of their Third Party Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Third Party Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Third Party Convertible Debentures. Concurrent with the issuance of the Third Party Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Third Party Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Third Party Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures.

On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture has a maturity date of August 1, 2024 and accrues interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may covert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the NZ Superfund Party Convertible Debenture, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the NZ Superfund Convertible Debenture. Concurrent with the issuance of the NZ Superfund Convertible Debenture, the Company entered into a lockup agreement with the NZ Superfund, pursuant to which it agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from its exercise of option to convert the NZ Superfund Convertible Debenture until the earlier of (i) August 1, 2024, and (ii) when Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures.

On February 2, 2023, the Company issued 3,877,750 shares of Class A Common Stock to an advisor to settle $7.1 million of unpaid fees for certain professional services provided in connection with the Mergers, which was included in accrued expense on the accompanying consolidated balance sheet as of December 31, 2022. The settlement resulted in a gain of $0.6 million.

On February 2, 2023, the Company issued an unsecured promissory note with a certain entity affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock) for a principal and purchase price of $3.0 million (the “Rodina Note”). The note matures on July 1, 2024 and bears interest at 16.0% per annum, which is due with the principal on the maturity date.

On February 3, 2023, the Company issued the Second YA Convertible Debenture for a principal amount of $10.0 million and a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture is outstanding, the Yorkville Investor may covert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $0.25 per share. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. Upon issuance of the Second YA Convertible Debenture, the $2.1 million commitment asset included in other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2022 was derecognized and recorded as a debt discount.

On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million, (ii) modified the maturity date to the earlier of (a) December 14, 2025, (b) 90 days prior to the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, and (iii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement.

On February 7, 2023, the Company entered into an amendment to the Term Loan agreement, which (i) replaced LIBOR with SOFR as the reference rate utilized to determine the interest rate the Term Loan bears and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made the $10.3 million payment to the Term Loan lender on February 7, 2023.

On March 6, 2023, the Company entered into an amended software subscription agreement with Palantir, which provides the Company with the option, in its sole discretion, to settle the $11.3 million of fees which are scheduled to become due between April 2023 and December 2023 in (i) cash or (ii) the Company’s equity or debt securities, if the Company satisfies certain conditions as defined within the amended agreement.

On March 16, 2023, we entered into Subscription Agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, Felipe Chico Hernandez, and Andres Chico, a director of Rubicon, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for the purchase price set forth therein. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

On March 20, 2023, the Company entered into the Financing Commitment with a certain entity affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock) whereby the entity or a third party entity designated by the entity intends to provide $15.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives through December 31, 2023.

On March 22, 2023, the Company entered into an amendment to the Revolving Credit Facility agreement, in which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement.

On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement. The amendment extended the Subordinated Term Loan maturity through March 29, 2024.

Subsequent to December 31, 2022, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain.