Form 10-Q
period 2023-03-31
Rubicon Technologies, Inc.
filed 2023-05-22
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3703651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

335 Madison Avenue, 4th Floor
New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(844) 479-1507

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RBT WS	New York Stock Exchange

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

As of May 22, 2023, 76,535,191 shares of Class A Common Stock, par value $0.0001 per share, and, 114,886,453 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$10,543	$10,079
Accounts receivable, net	67,203	65,923
Contract assets	52,927	55,184
Prepaid expenses	11,100	10,466
Other current assets	2,614	2,109
Related-party notes receivable	-	7,020
Total Current Assets	144,387	150,781

Property and Equipment, net	2,616	2,644
Operating right-of-use assets	2,523	2,827
Other noncurrent assets	2,637	4,764
Goodwill	32,132	32,132
Intangible assets, net	10,075	10,881
Total Assets	$194,370	$204,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,175	$75,113
Line of credit	52,024	51,823
Accrued expenses	73,927	108,002
Contract liabilities	6,037	5,888
Operating lease liabilities, current	1,956	1,880
Warrant liabilities	20,000	20,890
Derivative liabilities	2,887	-
Debt obligations, net of debt issuance costs	4,205	3,771
Total Current Liabilities	243,211	267,367

Long-Term Liabilities:
Deferred income taxes	229	217
Operating lease liabilities, noncurrent	1,297	1,826
Debt obligations, net of debt issuance costs	64,225	69,458
Related-party debt obligations, net of debt issuance costs	18,690	10,597
Derivative liabilities	3,498	826
Earn-out liabilities	780	5,600
Other long-term liabilities	2,688	2,590
Total Long-Term Liabilities	91,407	91,114
Total Liabilities	334,618	358,481

Commitments and Contingencies (Note 15)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 72,988,610 and 55,886,692 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	6
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 115,463,646 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	12	12
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	58,312	34,658
Accumulated deficit	(341,004)	(337,875)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(282,673)	(303,199)
Noncontrolling interests	142,425	148,747
Total Stockholders’ Deficit	(140,248)	(154,452)
Total Liabilities and Stockholders’ (Deficit) Equity	194,370	$204,029

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Service	$166,365	$134,698
Recyclable commodity	14,733	25,108
Total revenue	181,098	159,806
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	158,001	129,693
Recyclable Commodity	13,187	23,236
Total cost of revenue (exclusive of amortization and depreciation)	171,188	152,929
Sales and marketing	3,274	3,950
Product development	8,092	9,218
General and administrative	18,147	12,627
Gain on settlement of incentive compensation	(18,622)	-
Amortization and depreciation	1,361	1,490
Total Costs and Expenses	183,440	180,214
Loss from Operations	(2,342)	(20,408)
Other Income (Expense):
Interest earned	1	-
Loss on change in fair value of warrant liabilities	(55)	(278)
Gain on change in fair value of earnout liabilities	4,820	-
Loss on change in fair value of derivatives	(2,198)	-
Gain on service fee settlements in connection with the Mergers	632	-
Loss on extinguishment of debt obligations	(2,103)	-
Interest expense	(7,176)	(3,775)
Related party interest expense	(593)	-
Other expense	(421)	(330)
Total Other Income (Expense)	(7,093)	(4,383)
Loss Before Income Taxes	(9,435)	(24,791)
Income tax expense	16	28
Net Loss	$(9,451)	$(24,819)

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(24,819)
Net loss attributable to noncontrolling interests	(6,322)	-
Net Loss Attributable to Class A Common Stockholders	$(3,129)	$-

Loss per share - for the three months ended March 31, 2023:
Net loss per Class A Common share – basic and diluted		$(0.05)
Weighted average shares outstanding, basic and diluted		59,416,924

As a result of the Mergers, the capital structure has changed and loss per share information is only presented for the period after the Closing Date of the Mergers. See Notes 3 and 13.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except shares and units data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	55,886,692	$6	115,463,646	$12	-	$-	$34,658	$(337,875)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	9,302	-	-	9302

Issuance of common stock for services rendered	-	-	9,318,052	1	-	-	-	-	10,244	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	-	-	3,711,682	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	2,849,962	-	-	-	-	-	3,130	-	-	3,130

Proceeds from issuance of common stock	-	-	1,222,222	-	-	-	-	-	1,100	-	-	1,100

Net loss	-	-	-	-	-	-	-	-	-	(3,129)	(6,322)	(9,451)

Balance, March 31, 2023	-	$-	72,988,610	$7	115,463,646	$12	-	$-	$58,312	$(341,004)	$142,425	$(140,248)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	33,509,272	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Compensation costs related to incentive units	-	58	-	-	-	-	-	-	-	-	-	58

Net loss	-	(24,819)	-	-	-	-	-	-	-	-	-	(24,819)

Balance, March 31, 2022	33,509,272	$(86,065)	-	$-	-	$-	-	$-	$-	$-	$-	$(86,065)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,451)	$(24,819)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	5	11
Amortization and depreciation	1,361	1,490
Amortization of debt issuance costs	1,237	831
Amortization of related party debt issuance costs	265	-
Paid-in-kind interest capitalized to principal of debt obligations	1,014	-
Paid-in-kind interest capitalized to principal of related party debt obligations	328	-
Bad debt reserve	745	(1,710)
Loss on change in fair value of warrants	55	278
Loss on change in fair value of derivatives	2,198	-
Gain on change in fair value of earn-out liabilities	(4,820)	-
Loss on extinguishment of debt obligations	2,103	-
Equity-based compensation	9,302	58
Phantom unit expense	-	2,549
Settlement of accrued incentive compensation	(26,826)	-
Service fees settled in common stock	3,808	-
Gain on service fee settlement in connection with the Mergers	(632)	-
Deferred income taxes	12	35
Change in operating assets and liabilities:
Accounts receivable	(2,025)	4,079
Contract assets	2,257	1,704
Prepaid expenses	235	(150)
Other current assets	(528)	(341)
Operating right-of-use assets	304	256
Other noncurrent assets	(120)	23
Accounts payable	7,062	12,262
Accrued expenses	(181)	2,465
Contract liabilities	149	160
Operating lease liabilities	(453)	(558)
Other liabilities	180	49
Net cash flows from operating activities	(12,416)	(1,328)

Cash flows from investing activities:
Property and equipment purchases	(325)	(491)
Net cash flows from investing activities	(325)	(491)

Cash flows from financing activities:
Net borrowings on line of credit	201	3,216
Proceeds from debt obligations	11,226	-
Repayments of debt obligations	(11,500)	(1,500)
Proceeds from related party debt obligations	14,520	-
Financing costs paid	(1,275)	-
Payments of deferred offering costs	-	(1,055)
Proceeds from issuance of common stock	1,100	-
RSUs withheld to pay taxes	(1,067)	-
Net cash flows from financing activities	13,205	661

Net change in cash and cash equivalents	464	(1,158)
Cash, beginning of period	10,079	10,617
Cash, end of period	$10,543	$9,459

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,648	$2,968

Supplemental disclosures of non-cash investing and financing activities:
Fair value of derivatives issued as debt discount	$475	$-
Fair value of derivatives issued as debt issuance cost	$2,887	$-
Conversions of debt obligations to common stock	$2,250	$-
Equity issuance costs settled with common stock	$7,069	$-
Loan commitment asset reclassed to debt discount	$2,062	$-

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

Rubicon is a digital marketplace for waste and recycling services and provides cloud-based waste and recycling solutions to businesses and governments. Rubicon’s sustainable waste and recycling solutions provide comprehensive management of customers’ waste streams through a platform that powers a modern, digital experience and delivers data-driven insights and transparency for the customers and hauling and recycling partners.

Rubicon also provides consultation and management services to customers for waste removal, waste management, logistics, and recycling solutions. Consultation and management services include planning, consolidation of billing and administration, cost savings analyses, and vendor performance monitoring and management. The combination of Rubicon’s technology and services provides a holistic audit of customer waste streams. Rubicon also provides logistics services and markets and resells recyclable commodities.

Mergers – Rubicon Technologies, Inc. was initially incorporated in the Cayman Islands on April 26, 2021 as a special purposes acquisition company under the name “Founder SPAC” (“Founder”). Founder was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On August 15, 2022 (the “Closing Date”), Founder consummated the mergers (the “Mergers”), pursuant to that certain Agreement and Plan of Merger, dated December 15, 2021 (the “Merger Agreement”) (the “Closing”).

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC (“Holdings LLC”) and continue to operate through Rubicon Technologies Holdings, LLC and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, these consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded.

See Note 3 for further information regarding the Mergers.

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s condensed consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2023. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

Revenue Recognition – The Company recognizes service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by the Company’s services. The Company recognizes recyclable commodity revenue point in time when the ownership, risks, and rewards transfer. The Company derives its revenue from waste removal, waste management and consultation services, software subscriptions, and the sale of recyclable commodities.

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

Recyclable Commodity Revenue:

The Company recognizes recyclable commodity revenue through the sales of old corrugated cardboard (OCC), old newsprint (ONP), aluminum, glass, pallets, and other recyclable materials at market prices. The Company purchases recyclable commodities from certain waste generator customers and sells the recyclable materials to recycling and processing facilities. Revenue recognized under these agreements is variable in nature based on the market, type and volume or weight of the materials sold. The amount of revenue recognized is based on commodity prices at the time of sale, which are unknown at contract inception. Fees are billed, and revenue is recognized at a point in time when control is transferred to the recycling and processing facilities.

Management reviews contracts and agreements the Company has with its waste generator customers and hauling and recycling partners and performs an evaluation to consider the most appropriate manner in accordance with ASC 606-10, Revenue Recognition: Principal Agent Considerations, by which revenue is presented on the condensed consolidated statements of operations.

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether the Company controls the service provided to the end-user and is the principal in the transaction (gross), or the Company arranges for other parties to provide the service to the end-user and is the agent in the transaction (net). Management has concluded that the Company is the principal in most arrangements as it controls the waste removal service and is the primary obligor in the transactions.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2023 and December 31, 2022 was insignificant.

Cost of Revenue, exclusive of amortization and depreciation – Cost of service revenues primarily consists of expenses related to delivering the Company’s service and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs, such as salaries and benefits.

Cost of recyclable commodity revenues primarily consists of expenses related to purchases of OCC, ONP, aluminum, glass, pallets and other recyclable materials, and any associated transportation fees.

The Company recognizes the cost of revenue exclusive of any amortization or depreciation expenses, which are recognized in amortization and depreciation expenses on the condensed consolidated statements of operations.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times exceed the Federal Deposit Insurance Corporation insurance limits.

Accounts Receivable and Contract Balances –Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of March 31, 2023 and December 31, 2022, the allowances for accounts receivable were $3.5 million and $3.6 million, respectively, and the allowances for contract assets were insignificant.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of March 31, 2023 and December 31, 2022, the Company had unbilled receivables of $52.9 million and $55.2 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the three months ended March 31, 2023, the Company invoiced its customers $52.3 million pertaining to contract assets for services delivered prior to December 31, 2022.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance on a monthly basis. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue balances of $6.0 million and $5.9 million, respectively. During the three months ended March 31, 2023, the Company recognized $4.6 million of revenue that was included in the contract liabilities balance as of December 31, 2022.

Accrued Hauler Expenses – The Company recognizes hauler costs and the cost of recyclable products when services are performed. Accounting for accrued hauler costs and the cost of recyclable commodities requires estimates and assumptions regarding the quantity of waste collected by the vendors and the frequencies of the collections. The Company estimates quantities and frequencies using historical transaction and market data based on the waste stream composition, equipment type, and equipment size. Accrued hauler expenses are presented within accrued expenses on the condensed consolidated balance sheets.

Fair Value Measurements – In accordance with U.S. GAAP, the Company groups its financial assets and financial liabilities at fair value in three levels, based on the markets in which the financial assets and financial liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 – Valuations for financial assets and financial liabilities traded in active exchange markets, such as the New York Stock Exchange (the “NYSE”).

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

See Note 14 for further information regarding fair value measurements.

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of March 31, 2023 and December 31, 2022 were $-0-. The total amount of the offering costs recognized as offset against additional paid-in capital at the Closing was $67.3 million, $60.9 million of which has been settled while the remaining $6.4 million is included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2023. The subsequent settlements of offering costs during the three months ended March 31, 2023 resulted in a gain of $0.6 million which is recognized as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. As disclosed in Note 19, the remaining $6.4 million of the offering costs related to the Mergers was waived by the advisor and settled on April 24, 2023, resulting in a gain of $6.4 million.

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the estimated life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the condensed consolidated statements of operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded in liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a component of other income (expense) on the consolidated statement of operations.

As of March 31, 2023, the Company has both liability-classified and equity-classified warrants outstanding. See Note 9 for further information.

Earn-out Liabilities – Pursuant to the Merger Agreement, (i) Blocked Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 1,488,519 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 8,900,840 Class B Units (as defined in Note 3) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”).

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

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ (deficit) equity on the consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the Earn-out Interests had a fair value of $0.8 million and $5.6 million, respectively, with the changes in the fair value of $4.8 million recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

Noncontrolling Interest – Noncontrolling interest represents the Company’s noncontrolling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.

Shares of Class V Common Stock are exchangeable into an equal number of Class A Common Stock. Shares of Class V Common Stock are non-economic voting shares in Rubicon Technologies, Inc., where shares of Class V Common Stock each have one vote per share.

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 66.1% of Holdings LLC’s net loss during the three months ended March 31, 2023 was allocated to noncontrolling interests (“NCI”).

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of March 31, 2023 or December 31, 2022, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense was $-0- million and $-0- million for the three months ended March 31, 2023 and 2022, respectively, with an effective tax rate of (0.2)% and (0.1)%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to loss attributable to noncontrolling interest and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities and derivatives and certain compensation costs.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively.

Tax Receivable Agreement Obligation – The Company and Holdings LLC entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with Rubicon Continuing Unitholders (as defined in Note 3) and Blocked Unitholders (as defined in Note 3) (together, the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to the TRA Holders 85% of certain of the Company’s realized (or in certain cases deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. The actual tax benefit, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the TRA; and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of March 31, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in the future.

Earnings (Loss) Per Share (“EPS”) – Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 13 for additional information on dilutive securities.

Prior to the Mergers, the membership structure of Holdings LLC included units with liquidation preferences. The Company analyzed the calculation of loss per unit for periods prior to the Mergers and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. As a result, loss per share information has not been presented for periods prior to the Closing.

Derivative Financial Instruments – From time to time, the Company utilizes instruments which may contain embedded derivative instruments as part of our overall strategy. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included under cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

Stock-Based Compensation – The Company measures fair value of employee stock-based compensation awards on the date of grant and uses the straight-line attribution method to recognize the related expense over the requisite service period, and accounts for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of Class A Common Stock on the date of grant and remeasured to the market price of Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statement of operations.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Note 2—Recent accounting pronouncements

Accounting pronouncements adopted during 2023

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU 2021-08 will be effective for the Company at the beginning of 2024 on a prospective basis, with early adoption permitted. The Company early adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “Warrants”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted on the Closing Date. On the Closing Date, (a) holders of the Rubicon Interests immediately before the Closing, other than Boom Clover Business Limited, NZSF Frontier Investments Inc., and PLC Blocker A LLC (collectively, the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) the Blocked Unitholders were issued shares of Class A Common Stock, and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) the Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) the Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 12,100,000 shares of Class A Common Stock at a price of $10.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 7,082,616 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 10 for further information.

-	The Company (a) caused to be issued to certain investors 880,000 Class B Units pursuant to the Merger Agreement, (b) issued 160,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 160,000 shares of Class A Common Stock.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 19,846,916 shares of Class A Common Stock and 118,677,880 shares of Class V Common Stock at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (a) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (b) $121.0 million in aggregate proceeds received from the PIPE Investors, less (c) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (d) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers, $60.9 million of which was paid or subsequently settled as of March 31, 2023 and the remaining $6.4 million was recognized in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company settled $7.1 million of transaction costs by issuing Class A Common Stock during the three months ended March 31, 2023, which resulted in a gain of $0.6 million which is recognized as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. The Company settled the remaining $6.4 million of transaction costs on April 24, 2023. See Note 19 for further information. The transaction costs were offset against additional paid-in capital on the consolidated statements of stockholders’ (deficit) equity upon the Closing.

Note 4—Property and equipment

Property and equipment, net is comprised of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Computers, equipment and software	$4,043	$3,791
Customer equipment	1,532	1,485
Furniture and fixtures	1,699	1,699
Leasehold improvements	3,772	3,772
Total property and equipment	11,046	10,747
Less accumulated amortization and depreciation	(8,430)	(8,103)
Total property and equipment, net	$2,616	$2,644

Property and equipment amortization and depreciation expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.3 million, respectively.

Note 5—Debt

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 31, 2023 and bore an interest rate of SOFR plus 5.60% (9.7% at December 31, 2022). On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement (9.5% as of March 31, 2023). On March 22, 2023, the Company amended the Revolving Credit Facility, which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan (as defined below) and (c) the maturity of the Subordinated Term Loan (as defined below) and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity is calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments is 0.70%. Interest and fees are payable monthly with principal due upon maturity. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

The Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the “Line of Credit” agreement, necessitates the Line of Credit be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

As of March 31, 2023, the Company’s total outstanding borrowings under the Line of Credit were $52.0 million and $9.1 million remained available to draw. As of December 31, 2022, the Company’s total outstanding borrowings under the Line of Credit were $51.8 million and $5.6 million remained available to draw. The Revolving Credit Facility is subject to certain financial covenants. As of March 31, 2023, the Company was in compliance with these financial covenants. The Company capitalized $0.4 million in deferred debt charges related to the Revolving Credit Facility during the three months ended March 31, 2023, which has been recorded to prepaid expenses on the condensed consolidated balance sheet and are expensed over the remaining term of the Revolving Credit Facility. Amortization of deferred debt charges related to the Revolving Credit Facility were $0.1 million and insignificant for the three months ended March 31, 2023 and 2022, respectively.

Term Loan Facilities – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan was subsequently upsized to $60.0 million and bore an interest rate of LIBOR plus 9.5% (13.6% as of December 31, 2022) with the maturity date of the earlier of March 29, 2024 (which was subsequently amended to May 23, 2024 (see Note 19)) or the maturity date of the Revolving Credit Facility.

On November 18, 2022, the Company entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. The amended Term Loan agreement requires the Company to cause the Yorkville Investor (See Note 11) to purchase the maximum amount of the Company’s equity interests available under the SEPA (See Note 11) and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. Per the amended Term Loan agreement, an additional fee was incurred in the amount of $2.0 million, out of which $1.0 million became due in cash (included in accrued expenses on the accompanying condensed consolidated balance sheet as of March 31, 2023) and the other $1.0 million was accrued to the principal balance of the Term Loan as the Company did not repay the Term Loan in full on or before March 27, 2023. Furthermore, beginning on April 3, 2023, an additional $0.15 million fee will accrue to the principal balance of the Term Loan each week thereafter until the Term Loan is fully repaid.

On February 7, 2023, the Company entered into an amendment to the Term Loan agreement, which (i) amended the interest rate the Term Loan bears to SOFR plus 9.6% (14.3% as of March 31, 2023) and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023 and recorded $0.5 million as a loss on extinguishments of debt obligations on the accompanying consolidated statements of operations.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Term Loan amendments were debt modifications.

The Term Loan includes certain collateral reduction measures which could result in a decreased borrowing capacity under the Revolving Credit Facility. As a result of the Term Loan collateral reduction, the availability under the Revolving Credit Facility was reduced by approximately $10.7 million as of March 31, 2023.

The Company did not incur any deferred debt charges related to the Term Loan during the three months ended March 31, 2023. Amortization of deferred debt charges related to the Term Loan were $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and bears an interest rate of 14% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). On December 21, 2022, the Subordinated Term Loan Warrants were converted into Class A Common Stock. The maturity of the Subordinate Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024 (which was subsequently amended to May 23, 2024 (see Note 19)). Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 9 for further information regarding the Subordinated Term Loan Warrants). In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

The Company capitalized $3.1 million in deferred debt charges related to the Subordinated Term Loan during the three months ended March 31, 2023, of which $0.2 million was capitalized to the principal of the Subordinated Term Loan. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

The Revolving Credit Facility, the Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreements.

On February 2, 2023, the Company issued an unsecured promissory note with a certain entity affiliated with Andres Chico (the chairman of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock) for a principal and purchase price of $3.0 million (the “Rodina Note”). The Rodina Note matures on July 1, 2024 and bears interest at 16.0% per annum which is to be paid in kind by quarterly capitalizing the amount of the interest accrued to the principal at the end of each calendar quarter. The Company recorded the principal of the Rodina Note, including interest incurred between the origination through March 31, 2023 which has been capitalized to the principal in related-party debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company capitalized $0.1 million and $-0- of accrued interest to the principal of the Rodina Note during the three months ended March 31, 2023 and 2022, respectively.

Convertible Debentures – As part of the security purchase agreement (the “YA SPA”) (see Note 11), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million. The First YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of August 3, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon each maturity. At any time, so long as the YA Convertible Debentures are outstanding, the Yorkville Investor may covert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $0.25 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively. Amortization of deferred debt charges related to the YA Convertible Debentures was $0.5 million and $-0- for the three months ended March 31, 2023 and 2022, respectively. $0.1 million and an insignificant amount of accrued and unpaid interest were recorded in other long-term liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Yorkville Investor converted $2.3 million of the principal and $0.1 million of the accrued interest of the YA Convertible Debentures to 2,849,962 shares of Class A Common Stock, and the Company recorded $1.3 million in loss on extinguishment of debt obligations on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023.

On December 16, 2022, the Company issued convertible debentures to certain members of the Company’s management team and board of directors, and certain other existing investors of the Company for a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “Insider Convertible Debentures”). The Insider Convertible Debentures have a maturity date of June 16, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Insider Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Insider Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Insider Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Insider Convertible Debentures. Concurrent with the issuance of the Insider Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Insider Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Insider Lock-Up Agreement”). The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through March 31, 2023, which the Company elected to capitalize to the principal, in related-party debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company capitalized $0.2 million and $-0- of accrued interest to the principal of the Insider Convertible Debentures during the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.2 million and $-0- for the three months ended March 31, 2023 and 2022, respectively. As of December 31, 2022, the Company had received $3.5 million of the total $10.5 million net proceeds from the investors and the remaining $7.0 million was recorded in related-party notes receivable on the accompanying condensed consolidated balance sheet as of December 31, 2022. The Company received the remaining $7.0 million in January and February 2023. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through March 31, 2023.

On February 1, 2023, the Company issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”). The Third Party Convertible Debentures have a maturity date of August 1, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Third Party Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Third Party Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Third Party Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Third Party Convertible Debentures. Concurrent with the issuance of the Third Party Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Third Party Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Third Party Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Third Party Lock-Up Agreement”). The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through March 31, 2023 which the Company elected to capitalize to the principal, in debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company capitalized an insignificant amount and $-0- of accrued interest to the principal of the Third Party Convertible Debentures during the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three months ended March 31, 2023 and $-0- for the three months ended March 31, 2022. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through March 31, 2023.

On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture has a maturity date of August 1, 2024 and accrues interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may convert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the NZ Superfund Party Convertible Debenture, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the NZ Superfund Convertible Debenture. Concurrent with the issuance of the NZ Superfund Convertible Debenture, the Company entered into a lockup agreement with the NZ Superfund, pursuant to which it agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from its exercise option to convert the NZ Superfund Convertible Debenture until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the NZ Superfund Lock-Up Agreement). The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through March 31, 2023 which the Company elected to capitalize to the principal, in related party debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company capitalized $0.1 million and $-0- of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was $0.1 million and $-0- for the three months ended March 31, 2023 and 2022, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through March 31, 2023.

Components of the Company’s debt obligations were as follows (in thousands):

	March 31, 2023	December 31, 2022
Term loan balance	$60,700	$71,000
Convertible debt balance	16,153	7,000
Related-party convertible debt balance	20,435	11,964
Less unamortized loan origination costs	(10,168)	(6,138)
Total borrowed	87,120	83,826
Less short-term debt obligation balance	(4,205)	(3,771)
Long-term debt obligation balance	$82,915	$80,055

At March 31, 2023, the future aggregate maturities of long-term debt for the remainder of 2023 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2023	$4,500
2024	92,788
Total	$97,288

The total interest expense related to the Revolving Credit Facility, Term Loan Facilities, and Convertible Debentures was $7.8 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accrued hauler expenses	$43,012	$44,773
Accrued compensation	19,104	43,054
Accrued income taxes	-	9
Accrued Mergers transaction expenses	6,364	13,433
Other accrued expenses	5,447	6,733
Total accrued expenses	$73,927	$108,002

During the three months ended March 31, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023.

Note 7—Goodwill and other intangibles

There were no additions to goodwill for the three months ended March 31, 2023 or the year ended December 31, 2022. No impairment of goodwill was identified for the three months ended March 31, 2023 or the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands, except years):

	March 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,781)	8,195
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(2,133)	1,045
Total finite-lived intangible assets		25,432	(16,192)	9,240
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(16,192)	$10,075

	December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,141)	8,835
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,967)	1,211
Total finite-lived intangible assets		25,432	(15,386)	10,046
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(15,386)	$10,881

Amortization expense for these intangible assets was $0.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Future amortization expense for the remainder of 2023 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2023	$2,414
2024	3,110
2025	2,559
2026	1,157
Total future amortization of intangible assets	$9,240

Note 8—Stockholders’ (deficit) equity

The table set forth below reflects information about the Company’s equity as of March 31, 2023.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	72,988,610	72,988,610
Class V Common Stock	275,000,000	115,463,646	115,463,646
Preferred Stock	10,000,000	-	-
Total shares as of March 31, 2023	975,000,000	188,452,256	188,452,256

The table set forth below reflects information about the Company’s equity as of December 31, 2022.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	55,886,692	55,886,692
Class V Common Stock	275,000,000	115,463,646	115,463,646
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2022	975,000,000	171,350,338	171,350,338

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

The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through March 31, 2023. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

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

Warrant Liabilities – Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive the right to purchase up to the number of Class A Common Stock worth $2.0 million, at the exercise price of $0.01 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

On November 18, 2022, the Company entered into the first amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million, (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.25 million until the Company repays the Subordinated Term Loan in full.

On March 22, 2023, the Company entered into the second amendment to the Subordinated Term Loan Warrants agreements, which increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.35 million until the Company repays the Subordinated Term Loan in full.

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. On December 21, 2022, the outstanding Subordinated Term Loan Warrants were converted to Class A Common Stock and reclassified from liability to the stockholders’ deficit (the “Subordinated Term Loan Warrants Conversion Date”). As of March 31, 2023 and December 31, 2022, no Subordinated Term Loan Warrants were outstanding. The impact to the accompanying condensed consolidated statement of operations from the changes in the fair value of the Subordinated Term Loan Warrants was $-0- for the three months ended March 31, 2023 and insignificant for the three months ended March 31, 2022.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants are an embedded derivative. This derivative, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative,” is recorded as a liability on the accompanying condensed consolidated balance sheet as of March 31, 2023. The Company has performed fair value measurements for this Additional Subordinated Term Loan Warrants Derivative as of the execution dates of the first and second amendments to the Subordinated Term Loan Warrants agreements and as of December 31, 2022, which are described in Note 14. The Company will remeasure the fair value of the Additional Subordinated Term Loan Warrants Derivative at each reporting period.

On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at an exercise price of $0.0001 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures have been fully repaid by the Company or fully converted into shares of Class A Common Stock. The Company determined that the YA Warrant required liability classification pursuant to ASC 480. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets and was measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the YA Warrant as of March 31, 2023 and December 31, 2022, and recognized $20.0 million and $20.0 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively. The fair value of the YA Warrant did not change during the three months ended March 31, 2023. Since its issuance through March 31, 2023, the YA Warrant was not exercisable.

Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 11), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant would grant the right to purchase up to 500,000 shares of Class A Common Stock at the exercise price of $0.01 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date.

Note 10—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 2,222,119 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 2,140,848 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. The value of 2,222,119 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation has been included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Note 11—Yorkville Facilities

Standby Equity Purchase Agreement – On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares will be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor may not beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the accompanying consolidated statements of operations. The Company did not sell any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and March 31, 2023.

Securities Purchase Agreement – On November 30, 2022, the Company entered into the YA SPA with the Yorkville Investor, where by the Company agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which are convertible into shares of Class A Common Stock (as converted, the “YA Conversion Shares”), and (ii) the YA Warrant, which is exercisable into $20.0 million of shares of Class A Common Stock. Upon execution of the YA SPA, the Company (i) issued and sold to the Yorkville Investor (a) the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a cash commitment fee in the amount of $2.0 million, with such amount being deducted from the proceed of the First YA Convertible Debenture, netting to $11.0 million in total proceeds. The Company issued the YA Warrant to utilize the proceed to fund the cost of the FPA Termination Agreement. See Note 5 for additional information regarding the First YA Convertible Debenture and Note 9 regarding the YA Warrant.

Pursuant to execution of the YA SPA, the Company made a $0.4 million payment in cash and committed to issue the Advisor Warrant for certain professional services provided by a third party professional service firm in connection with the issuance of the facilities. The Advisor Warrant was issued on January 16, 2023. See Note 9 for additional information regarding the Advisor Warrant. The cash payment and the Advisor Warrant were recognized as debt issuance cost upon execution of the YA SPA, YA Convertible Debentures and YA Warrant.

Pursuant to the YA SPA, the Yorkville Investor committed to purchasing a YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million upon the Company satisfying certain conditions, including, among others, the Company’s registration statement is declared effective by the SEC for the underlying securities of the First YA Convertible Debenture and YA Warrant. Accordingly, as of the YA SPA execution date, the Company recognized a commitment asset in the amount of $2.1 million, which was included in other noncurrent assets on the accompanying condensed consolidated balance sheet as of December 31, 2022. The Second YA Convertible Debenture was issued and sold to the Yorkville Investor on February 3, 2023 and the commitment asset was reclassified to debt discount upon issuance of the Second YA Convertible Debenture. See Note 5 for additional information regarding the Second YA Convertible Debenture.

In accordance with ASC 815, the Company has determined that certain redemption feature within the YA Convertible Debentures is an embedded derivative. This derivative, referred to throughout as the “redemption feature derivative” is recorded as a liability on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company has performed fair value measurements for this derivative as of the YA Convertible Debentures issuance dates, December 31, 2022 and March 31, 2023 which is described further in Note 14. The Company will remeasure the fair value of the redemption feature derivative each reporting period.

Note 12—Equity-based compensation

During the three months ended March 31, 2023, the Company recorded stock-based compensation related to our 2014 and 2022 Plans (as defined below). As more fully described in Notes 1 and 3, the Company completed the Mergers with Founder on August 15, 2022, and all incentive units and phantom units under the 2014 Plan fully vested as of the Closing Date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure.

2014 Plan

The 2014 Profits Participation Plan and Unit Appreciation Rights Plan (the “2014 Plan”) was a board-approved plan of Holdings LLC. Under the 2014 Plan, Holdings LLC had the authority to grant incentive and phantom units to acquire common units. Unit awards generally vested at 25% of the units on the one year anniversary of continued employment, with the remaining 75% vesting in equal monthly installments over the next three years, unless otherwise specified.

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

The following represents a summary of the Company’s RSU activity and related information during the three months ended March 31, 2023:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2022	1,456,695	$1.98
Granted	14,188,945	1.09
Vested	(7,567,498)	1.14
Forfeited/redeemed	(68,450)	1.98
Nonvested – March 31, 2023	8,009,692	$1.19

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $9.3 million and $2.6 million in total equity compensation costs, including phantom unit expense, for the three months ended March 31, 2023 and 2022, respectively.

The majority of RSUs settled during the three months ended March 31, 2013 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of March 31, 2023, there were 14,234,307 vested RSUs and 540,032 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock prior to December 31, 2023.

As of March 31, 2023, the total unrecognized compensation cost related to outstanding RSUs was $9.6 million, which the Company expects to recognize over a weighted-average period of 1.0 years.

Note 13—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three months ended March 31, 2023. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

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

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three months ended March 31, 2023 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss for the three months ended March 31, 2023	$(9,451)
Less: Net loss attributable to non-controlling interests for the three months ended March 31, 2023	(6,322)
Net loss for the three months ended March 31, 2023 attributable to Rubicon Technologies, Inc. – Basic and diluted	$(3,129)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	59,416,924

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(0.05)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	15,812,476 Public Warrants and 14,204,375 Private Warrants.

-	1,488,519 Earn-Out Class A Shares.

-	14,234,307 vested and unsettled RSUs and 540,032 vested and unsettled DSUs.

-	500,000 shares of Class A Common Stock for which the Advisor Warrant is exercisable

Note 14—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of March 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,000)	$-
Redemption feature derivative	-	-	(3,498)
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,887)
Earn-out liabilities	-	-	(780)
Total	$-	$(20,000)	$(7,165)

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption feature derivative	-	-	(826)
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

Level 3 Rollfoward	Redemption feature derivative	Additional Subordinated Term Loan Warrants Derivative	Earn-out liabilities
December 31, 2022 balances	$(826)	$-	$(5,600)
Additions	(474)	(2,887)	-
Changes in fair value	(2,198)	-	4,820
March 31, 2023 balances	$(3,498)	$(2,887)	$(780)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 2 as of March 31, 2023 and December 31, 2022. The sole outstanding warrant which was classified as warrant liabilities as of March 31, 2023 was the YA Warrant. In addition to the YA Warrant, as of December 31, 2022, the Advisor Warrants were classified as warrant liabilities as their terms were not determined at that time. The Advisor Warrants were reclassified to equity on January 16, 2023. The sole underlying asset of the outstanding warrant liabilities as of March 31, 2023 and December 31, 2022 was the Company’s Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities were determined based on price of the underlying share or unit and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of March 31, 2023 and December 31, 2022 were minimal ($0.01 per Class A Common Stock share for the Advisor Warrants and $0.0001 per Class A Common Stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 9 for further information regarding the warrant liabilities.

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

The Lattice Model the Company utilized is a single-factor model, which means it only considers uncertainty related to the Company’s stock price. It calculates the value of the option to convert the YA Convertible Debentures into Class A Common Stock using a binomial tree structure and backward induction. The payoffs of the YA Convertible Debentures were computed via backward induction and discounted at a blended rate. The key inputs to the Lattice Model are the yield of a hypothetical identical note without the conversion features, and the volatility of common stock.

The following table provides quantitative information of the key assumptions utilized in the redemption feature derivative fair value measurements as of measurement dates:

	As of March 31, 2023	As of February 3, 2023	As of December 31, 2022
Price of Class A Common Stock	$0.66	$1.56	$1.78
Risk-free interest rate	4.54%	4.63%	4.60%
Yield	14.5%	13.6%	15.6%
Expected volatility	50.0%	50.0%	50.0%

As of December 31, 2022, the redemption feature derivative outstanding was a derivative embedded in the First YA Convertible Debenture. On February 3, 2023, the Second YA Convertible Debenture was issued with identical terms to the First YA Convertible Debenture, except for the principal amount, purchase price, maturity date, and the fixed conversion price. The Company measured and recognized the fair value of the redemption feature derivative as of December 31, 2022, February 3, 2023 which is the Second YA Convertible Debenture issuance date, and March 31, 2023 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn is fixed at $0.35 million for each additional full calendar month after March 22, 2023 until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and as of March 31, 2023. As the remaining term of Subordinated Term Loan is less than one year as of March 31, 2023, discounting the Additional Subordinated Term Loan Warrants Derivative to the present value had an insignificant impact to the fair value calculation.

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

The following table provides quantitative information of the key assumptions utilized in the earn-out liabilities fair value measurements as of measurement dates:

	As of March 31, 2023	As of December 31, 2022
Price of Class A Common Stock	$0.66	$1.78
Risk-free interest rate	3.70%	4.00%
Expected volatility	70.0%	65.0%
Expected remaining term	4.4 years	4.6 years

The Company measured and recognized the fair value of the Earn-Out Interests as of December 31, 2022 and March 31, 2023 in earn-out liabilities on the accompanying condensed consolidated balance sheet, with the respective fair value adjustment recorded in gain on change in fair value of earn-out liabilities as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023.

Note 15—Commitments and contingencies

Legal Matters

In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims.

The Company makes a provision for liabilities relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

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

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the March 31, 2023 condensed consolidated balance sheet (in thousands).

Years Ending December 31,
2023	1,713
2024	1,228
2025	151
2026	152
2027	154
Thereafter	578
Total minimum lease payments	3,976
Less: Imputed interest	(723)
Total operating lease liabilities	$3,253

Software services subscription

The Company entered into a software services subscription agreement with a certain PIPE Investor, including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023 and March 28, 2023. The term of the amended agreement is through December 31, 2024. As of March 31, 2023, $15.0 million will become due in the next 12 months and $11.3 million thereafter through October 2024. Pursuant to the amended agreement, the Company settled the $3.8 million subscription fee for the service period between January 1, 2023 and March 31, 2023 in Class A Common Stock. Additionally, the amended agreement provides the Company with the option, in its sole discretion, to settle the $7.5 million subscription fees which are scheduled to become due between July 2023 and December 2023 in (i) cash or (ii) the Company’s equity or debt securities if the Company timely pays the $3.8 million fees for the service period between April 1, 2023 and June 30, 2023 in cash.

Note 16—Related party transactions

Convertible debentures – On December 16, 2022, the Company issued the Insider Convertible Debentures and entered into the Insider Lock-Up Agreement with certain members of the Company’s management team and board of directors, and certain other existing investors of the Company.

On February 1, 2023, the Company issued the NZ Superfund Convertible Debenture and entered into the NZ Superfund Lock-Up Agreement with NZ Superfund, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock.

See Note 5 for further information regarding these transactions.

Chico PIPE Agreements – On March 16, 2023, the Company entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock), Andres Chico (the chairman of the Company’s board of directors) and Felipe Chico Hernandez pursuant to which the Company issued 1,222,222 shares of Class A Common Stock in exchange for the total purchase price of $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

March 2023 Financing Commitment – On March 20, 2023, the Company entered into a financing commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity or a third party entity designated by the entity intends to provide $15.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company (the “March 2023 Financing Commitment”). Any debt issued pursuant to the March 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the March 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the March 2023 Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives through December 31, 2023. Pursuant to the March 2023 Financing Commitment, the Company entered into the May 2023 Equity Agreements (see Note 19).

Note 17—Concentrations

During the three months ended March 31, 2023, the Company had a customer who individually accounted for approximately 16% of the Company’s total revenue. That customer was the only party who individually accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together for approximately 32% of the total revenues. As of March 31, 2023, the Company had two customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 32% of the total accounts receivable and contract assets, while as of December 31, 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 38% of the total accounts receivable and contract assets.

Note 18—Liquidity

During the three months ended March 31, 2023, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of March 31, 2023.

As of March 31, 2023, cash and cash equivalents totaled $10.5 million, accounts receivable totaled $67.2 million and unbilled accounts receivable totaled $52.9 million. Availability under the Revolving Credit Facility, which provided the ability to borrow up to $75.0 million, was $9.1 million. Pursuant to the SEPA, the Company has the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares for resale and limitations on the volume of shares that may be sold. Additionally, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without the approval of the Company’s shareholders, the amount that could currently be raised pursuant to the SEPA is significantly lower than $200.0 million. Furthermore, the amended Term Loan agreement requires the Company to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full (see Note 5).

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about the Company’s ability to continue as a going concern.

To address the Company’s projected liquidity needs for the next 12 months, the Company has (i) upsized the maximum borrowing capacity under the Revolving Credit Facility to $75.0 million and extended its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, (ii) extended the maturity date of the Term Loan and Subordinated Term Loan to May 23, 2024 (see Note 19), (iii) executed the May 2023 Equity Agreements for at least $13.7 million (see Note 19), (iv) received a binding commitment for $25.0 million of additional financing (the “May 2023 Financing Commitment”) (see Note 19), and (v) amended the software services subscription agreement with a certain PIPE Investor, which allows the Company to satisfy the $7.5 million of fees that are scheduled to become due during 2023 in the Company’s equity or debt securities (see Note 15). The Company has also been working to execute its plans to modify its operations to further reduce spending. Initiatives the Company has undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

The Company believes that the upsized Revolving Credit Facility, the extended maturities of the Revolving Credit Facility, the Term Loan and the Subordinated Term Loan, the May 2023 Equity Agreements, the May 2023 Financing Commitment, and the amended software services subscription agreement along with cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months. The Company believes this plan is probable of being achieved and alleviates substantial doubt about the Company’s ability to continue as a going concern.

Note 19—Subsequent events

On April 24, 2023, the Company received a settlement letter from an advisor which waived $6.4 million of the unpaid fees for certain professional services provided in connection with the Mergers. The fees were included in accrued expenses on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The settlement resulted in a gain of $6.4 million.

On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the agreement, the Company agreed to issue Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. The date of the conversion (the “Rodina Note Conversion Date”) will be mutually agreed by the Company and the lender on a later date and the conversion price and the number of shares of Class A Common Stock to be issued will be determined based on the average daily VWAP of Class A Common Stock for the five trading days immediately preceding the Rodina Note Conversion Date.

On May 19, 2023, the Company entered into an amendment to the Term Loan agreement, which extended the maturity date to May 23, 2024.

On May 19, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, which extended the maturity date to May 23, 2024.

In May 2023, the Company entered into subscription agreements with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, to issue Class A Common Stock in exchange for the total purchase price of at least $13.7 million (the “May 2023 Equity Agreements”).

On May 20, 2023, the Company entered into the May 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity or a third party entity designated by the entity intends to provide $25.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the May 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the May 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the May 2023 Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives outside of the May 2023 Equity Agreements through December 31, 2023.

On May 21, 2023, the Company entered into an amendment to the Grant Notice and Standard Terms and Conditions of Restricted Stock Unit Award with Mr. Phil Rodoni, the Chief Executive Officer (the “CEO”) of the Company. Pursuant to the agreement, the Company and Mr. Rodoni agreed to delay the settlement of certain vested RSUs included in the award to a date that is no later than December 31, 2023.

On May 21, 2023, the Company entered into an amendment to the CEO Transition Agreement with Mr. Nate Morris, the former CEO of the Company. Pursuant to the amendment, the Company and Mr. Morris agreed with, among other things, (i) the Company to grant Mr. Morris rights to certain marketing campaigns/programs and white papers and (ii) amended schedules of certain cash compensation and the settlement of certain vested RSUs.

Subsequent to March 31, 2023, the Yorkville Investor converted $1.5 million of the First YA Convertible Debenture principal and an insignificant amount of related accrued interest into 3,546,581 shares of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Rubicon Technologies, Inc., a Delaware corporation (“Rubicon,” “we,” “us,” and “our”), should be read together with our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed herein and under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report. We assume no obligation to update any of these forward-looking statements except as required by law.

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

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now serves over 8,000 customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, and encompasses over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 90 municipalities within the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 60 patents and 20 trademarks.

We operate as one segment. See Note 1, Nature of operations and summary of significant accounting policies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for our discussion about segments.

Recent Developments

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

On November 30, 2022, upon signing the YA SPA, we (i) issued and sold to the Yorkville Investor (a) a convertible debenture in the principal amount of $7.0 million for a purchase price of $7.0 million (the “First YA Convertible Debenture) and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a commitment fee in the amount of $2.0 million, with such amount being deducted from the proceeds of the First YA Convertible Debenture. Pursuant to the YA SPA, the parties further agreed that we would issue and sell to the Yorkville Investor and the Yorkville Investor would purchase from us another convertible debenture in the principal amount of $10.0 million for a purchase price of $10.0 million (the “Second YA Convertible Debenture”), upon the satisfaction of certain conditions defined in the YA SPA. On February 3, 2023, following satisfaction of these conditions, we issued and sold to the Yorkville Investor the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million. See “—Liquidity and Capital Resources—Debt” and “—Other Financing Arrangements” below.

Second Insider SPAs

On February 1, 2023, we entered into a security purchase agreement (the “Second Closing Insider SPA”) with various third parties and Guardians of New Zealand Superannuation (“NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock (the “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, on February 1, 2023, the Second Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $6.5 million and a purchase price of $5.7 million (the Second Closing Insider Convertible Debentures). The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. See “—Liquidity and Capital Resources—Debt” below.

Rodina Note

On February 2, 2023, we issued an unsecured promissory note to CHPAF Holdings SAPI de CV (“Rodina”), an affiliate of Andres Chico, the chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, in the amount of $3.0 million (the “Rodina Note”). The Rodina Note accrues interest at an annual rate of 16.0% and matures on July 1, 2024. On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. See “—Liquidity and Capital Resources—Debt” below.

Revolving Credit Facility Amendments

On February 7, 2023 and March 22, 2023, we entered into amendments to the Revolving Credit Facility, which, among other things, (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million, (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement, and (iii) modified the maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan. See “—Liquidity and Capital Resources—Debt” below.

Term Loan Amendment

On February 7, 2023, we entered into an amendment to the Term Loan agreement, which, among other things, (i) amended the interest rate the Term Loan bears to SOFR plus 9.6% and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, we made a $10.3 million payment to the Term Loan lender on February 7, 2023. On May 19, 2023, we entered into an amendment to the Term Loan agreement, which modified its maturity date to May 23, 2024. See “—Liquidity and Capital Resources—Debt” below.

Chico PIPE Agreements

On March 16, 2023, we entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico, pursuant to which Rubicon issued 1,222,222 shares of Class A Common Stock to each purchaser in exchange for the total purchase price of $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

Subordinated Term Loan Amendment

On May 19, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which, modified its maturity date to May 23, 2024. See “—Liquidity and Capital Resources—Debt” below.

May 2023 Equity Agreements

In May 2023, we entered into subscription agreements (the “May 2023 Equity Agreements”) with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which Rubicon is to issue shares of Class A Common Stock to each purchaser in exchange for the total purchase price of at least $13.7 million. The May 2023 Equity Agreements include resale restrictions in addition to customary terms, representations, and warranties. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

May 2023 Financing Commitment

On May 20, 2023, we entered into the May 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity or a third party entity designated by the entity intends to provide $25.0 million of financing to us through the issuance of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of Rubicon. Any debt issued pursuant to the May 2023 Financing Commitment would have a term of at least 12 months and any equity or equity-linked securities issued under the May 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the May 2023 Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other capital we receive outside of the May 2023 Equity Agreements through December 31, 2023. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

Mergers Transaction Fee Settlements

The balance of accrued expenses related to the transaction fees in connection with the Mergers (as defined below) as of December 31, 2022 was $13.4 million. On February 2, 2023, we settled $7.1 million of fees with an advisor for certain professional services provided related to the Mergers (as defined below) by issuing Class A Common Stock. On April 24, 2023, another advisor waived the remaining $6.4 million of the unpaid fees for certain professional services provided in connection with the Mergers. See “—Contractual Obligations” below.

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

The Mergers were accounted for akin to a reverse recapitalization. We were deemed the accounting predecessor and Rubicon is the successor SEC registrant to Founder, meaning that our financial statements for previous periods are included in this Quarterly Report on Form 10-Q and will be disclosed in Rubicon’s future periodic reports and registration statements filed with the SEC. Under this method of accounting, Founder is treated as the acquired company for financial statement reporting purposes. As a result of the consummation of the Mergers, the most significant changes in our financial position was a net increase in cash of approximately $73.8 million after accounting for transaction and other costs ($25.3 million), payments under the Forward Purchase Agreement ($68.7 million), the PIPE Investment ($121.0 million), Founder shareholder redemptions in connection with the Mergers ($246.0 million) and the Cash Transaction Bonuses ($28.9 million).

As a result of the Mergers, Rubicon became the successor to Founder as a publicly traded company and is listed on the New York Stock Exchange (“NYSE”), which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional expenses as a public company, particularly as compared to the expenses reflected in our financial statements prior to the Mergers, for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

In connection with the Mergers, we entered into a Tax Receivable Agreement with certain of our legacy investors. We may be required to make significant payments in the future under this agreement depending on the extent of certain tax benefits and other factors, and these payments could have a material impact on our results of operations and liquidity. See “—Tax Receivable Agreement” below for additional information.

Key Factors Affecting Our Performance

Financial results from our operations and the growth and future success of our business are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose challenges that we must successfully address to sustain and grow our business. See also “—Key Metrics and Non-GAAP Financial Measures” below for a discussion of key business and non-GAAP metrics that we use to help manage and evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

Industry trends and customers preference

The waste and recycling industry is highly regulated and complex, and public policy is increasingly focused on improving diversion from landfills and reducing emissions. Current policies tend to encourage and reward reductions in carbon dioxide emissions, and many major cities in the United States have promulgated climate action plans committing to achieve emissions reductions. Additionally, the waste generators’ awareness of benefits achieved by improved diversion from landfills has been increasing, which we believe is and will continue to drive preference for recycling over landfills. We view these trends as an opportunity to accelerate the growth of our business, including our revenue and profitability.

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally downward and contributed to lower recyclable commodity revenue in recent periods. For the three months ended March 31, 2023 and 2022, our recyclable commodity revenue was $14.7 million and $25.1 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2023, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended March 31, 2023 and 2022, our product development cost was $8.1 million and $9.2 million, respectively. We expect product development costs to decrease as a percentage of total revenues in the next 12 months.

Components of Results of Operations

Revenue

We generate our revenue from waste removal, waste management and consultation services, platform subscriptions, and the sale of recyclable commodities.

Service revenue:

Service revenues are comprised of waste removal and consultation services provided to customers for waste, recycling and logistics solutions. Services include planning, consolidation of billing and administration, cost savings analyses, vendor procurement and performance management, and a suite of solutions providing insights into the customers’ waste streams.

Recyclable commodity revenue:

We recognize recyclable commodity revenue through the sales of old corrugated cardboard (“OCC”), old newsprint (ONP), aluminum, glass, pallets and other recyclable materials.

Cost of revenue, exclusive of amortization and depreciation

Cost of service revenues primarily consists of expenses related to delivering our service and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs such as salaries and benefits. Cost of recyclable commodity revenues is comprised of expenses related to purchases of recyclable materials and any associated transportation fees.

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

We expect that general and administrative expenses will decrease as a percentage of total revenues over the next several years as a result of our increased focus on operational efficiencies and planned cost reduction measures across the organization. We are working to eliminate redundancies across the organization, which were a byproduct of our growth and expansion phase the past few years. However, we expect certain incremental costs to incur as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange and expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC.

Gain on settlement of incentive compensation

Gain on settlement of incentive compensation consists of a gain from settlements of the management rollover bonuses in connection with the Mergers.

Amortization and depreciation

Amortization and depreciation consist of depreciation and amortization expenses associated with our property and equipment, acquired intangible assets and customer acquisition costs.

Interest expense

Interest expense consists primarily of interest expense associated with our outstanding debt, including accretion of debt issuance costs.

Results of Operations

The following tables show our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of years ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$166,365	$134,698	$31,667	23.5%
Recyclable commodity	14,733	25,108	(10,375)	(41.3)%
Total revenue	181,098	159,806	21,292	13.3%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	158,001	129,693	28,308	21.8%
Recyclable commodity	13,187	23,236	(10,049)	(43.2)%
Total cost of revenue (exclusive of amortization and depreciation)	171,188	152,929	18,259	11.9%
Sales and marketing	3,274	3,950	(676)	(17.1)%
Product development	8,092	9,218	(1,126)	(12.2)%
General and administrative	18,147	12,627	5,520	43.7%
Gain on settlement of incentive compensation	(18,622)	-	(18,622)	NM %
Amortization and depreciation	1,361	1,490	(129)	(8.7)%
Total costs and expenses	183,440	180,214	3,226	1.8%
Loss from operations	(2,342)	(20,408)	18,066	(88.5)%
Other income (expense):
Interest earned	1	-	1	NM %
Loss on change in fair value of warrant liabilities	(55)	(278)	223	(80.2)%
Gain on change in fair value of earn-out liabilities	4,820	-	4,820	NM %
Loss on change in fair value of derivatives	(2,198)	-	(2,198)	NM %
Gain on service fee settlements in connection with the Mergers	632	-	632	NM %
Loss on extinguishment of debt obligations	(2,103)	-	(2,103)	NM %
Interest expense	(7,176)	(3,775)	(3,401)	90.1%
Related party interest expense	(593)	-	(593)	NM %
Other expense	(421)	(330)	(91)	27.6%
Total other income (expense)	(7,093)	(4,383)	(2,710)	61.8%
Loss before income taxes	(9,435)	(24,791)	15,356	(61.9)%
Income tax expense (benefit)	16	28	(12)	(42.9)%
Net loss	(9,451)	(24,819)	15,368	(61.9)%

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(24,819)	24,819	(100.0)%
Net loss attributable to noncontrolling interests	(6,322)	-	(6,322)	NM %
Net Loss Attributable to Class A Common Stockholders	(3,129)	-	(3,129)	NM %

NM – not meaningful

Revenue

Total revenue increased by $21.3 million, or 13.3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Service revenue increased by $31.7 million, or 23.5%, primarily due to a combination of sales to new customers in the amount of $14.6 million and higher prices charged to existing customers in the amount of $24.4 million, which was partially offset by decrease in volume with existing customers of $7.1 million.

Revenues from sales of recyclable commodities decreased by $10.4 million, or 41.3%, primarily due to a $11.3 million decrease driven by the sales prices for recyclable commodities, especially in OCC, whose price per unit decreased by 63.4%, partially offset by increase of pallet sales by $1.3 million, out of which $0.7 million is attributable to increase in volume and $0.6 million is due to higher price.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $18.3 million, or 11.9%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Cost of service revenue increased by $28.3 million, or 21.8%, primarily due to an increase in hauling-related costs as a result of sales to new customers by $13.7 million and cost increases to service existing customers by $16.8 million driven by higher prices, partially offset by reduced hauling volume by $2.4 million.

Cost of recyclable commodity revenue decreased by $10.0 million, or 43.2%, primarily due to a $11.9 million decrease in the cost of recyclable commodities sold, mainly driven by decrease in the price of OCC, partially offset by $1.3 million increase in pallets, primarily attributable to higher price.

Sales and marketing

Sales and marketing expenses for the three months ended March 31, 2023 decreased $0.7 million, or 17.1% compared to the three months ended March 31, 2022. The decrease was primarily attributable to lower costs for sales and marketing workforce by $0.3 million and for other sales and marketing activities by $0.2 million.

Product development

Product development expenses decreased by $1.1 million, or 12.2%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily attributable to lower product development support costs of $0.5 million, lower payroll related costs of $0.3 million and lower consulting service costs by $0.2 million.

We expect the product development cost to decrease as a percentage of total revenues over the next 12 months. A significant component of the product development is expected to be a software services subscription cost with a certain PIPE Investor, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “—Contractual Obligations” below for further information regarding the software services subscription.

General and administrative

General and administrative expenses increased by $5.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily attributable to $.4.6 million severance pay incurred during the three months ended March 31, 2023 in connection with executive departures and $0.7 million of other workforce expenses.

Gain on settlement of incentive compensation

The $18.6 million gain on settlement of incentive compensation for the three months ended March 31, 2023 was entirely attributable to replacing the $26.8 million of the accrued management rollover consideration with RSU awards which were valued at $8.2 million during the period.

Amortization and depreciation

Amortization and depreciation expenses for the three months ended March 31, 2023 were relatively unchanged compared to the three months ended March 31, 2022.

Other income (expense)

Other expense increased by $2.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily attributable to a $4.0 million increase in interest expense due to higher borrowings under the revolving line of credit and other debt obligations as well as higher interest rate under the Term Loan (see “Debt” section), a $2.2 million loss on change in fair value of derivatives, a $2.1 million loss on extinguishment of debt obligations as a result of conversions of debt obligations to Class A Common Stock and a prepayment of the Term Loan, partially offset by a $4.8 million gain on change in fair value of earn-out liabilities, a $0.6 million gain on service fee settlements in connection with the Mergers and a $0.2 million decrease in loss on change in fair value of warrant liabilities.

Income tax expense

Income tax expense for the three months ended March 31, 2023 were relatively unchanged compared to the three months ended March 31, 2022.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our unaudited interim condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

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

Our revenue net retention rate was 110.1% and 116.4% as of March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands, except percentages)
Total revenue	$181,098	$159,806
Less: total cost of revenue (exclusive of amortization and depreciation)	171,188	152,929
Less: amortization and depreciation for revenue generating activities	574	650
Gross profit	$9,336	$6,227
Gross profit margin	5.2%	3.9%

Gross profit	$9,336	$6,227
Add: amortization and depreciation for revenue generating activities	574	650
Add: platform support costs	6,236	6,220
Adjusted gross profit	$16,146	$13,097
Adjusted gross profit margin	8.9%	8.2%

Amortization and depreciation for revenue generating activities	$574	$650
Amortization and depreciation for sales, marketing, general and administrative activities	787	840
Total amortization and depreciation	$1,361	$1,490

Platform support costs(1)	$6,236	$6,220
Marketplace vendor costs(2)	164,952	146,709
Total cost of revenue (exclusive of amortization and depreciation)	$171,188	$152,929

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and GAAP net loss is its most comparable GAAP measurement. We define adjusted EBITDA as GAAP net loss adjusted to exclude interest expense and income, income tax expense and benefit, amortization and depreciation, loss on extinguishment of debt obligations, equity-based compensation, phantom unit expense, gain or loss on change in fair value of warrant liabilities, gain or loss on change in fair value of earn-out liabilities, gain or loss on change in fair value of derivatives, executive severance charges, gain or loss on settlement of the management rollover bonuses, gain or loss on service fee settlements in connection with the Mergers, other non-operating income and expenses, and unique non-recurring income and expenses.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
Total revenue	$181,098	$159,806

Net loss	$(9,451)	$(24,819)
Adjustments:
Interest expense	7,176	3,775
Related party interest expense	593	-
Interest earned	(1)	-
Income tax expense	16	28
Amortization and depreciation	1,361	1,490
Loss on extinguishment of debt obligations	2,103	-
Equity-based compensation	9,302	58
Phantom unit expense	-	2,549
Loss on change in fair value of warrant liabilities	55	278
Gain on change in fair value of earn-out liabilities	(4,820)	-
Loss on change in fair value of derivatives	2,198	-
Executive severance charges	4,553	-
Gain on settlement of management rollover bonuses	(26,826)
Gain on service fee settlements in connection with the Mergers	(632)	-
Other expenses(3)	421	330
Adjusted EBITDA	$(13,952)	$(16,311)
Net loss as a percentage of total revenue	(5.2)%	(15.5)%
Adjusted EBITDA as a percentage of total revenue	(7.7)%	(10.2)%

(3)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties and gains and losses on sale of property and equipment.

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

Our principal sources of liquidity have been borrowings under our credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. More recently, we have entered into the SEPA, the YA Convertible Debentures, the YA Warrant, the Insider Convertible Debentures and the Rodina Note to provide additional liquidity (see “—Other Financing Arrangements” below). Additionally, we have amended our Revolving Credit Facility to extend the maturity date and increase the maximum borrowing capacity, amended the Term Loan and the Subordinated Term Loan to extend their maturity date (see “—Debt” below), received a binding commitment for $25.0 million of additional financing (the “May 2023 Financing Commitment”), entered into the May 2023 Equity Agreements, and amended our software services subscription agreement with a certain PIPE Investor to reduce the amount of cash payments (see “—Contractual Obligations” below). Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, and to pay interest and principal on our indebtedness.

Our principal uses of cash in recent periods have been funding operations and servicing debts. Our long-term future capital requirements will depend on many factors, including revenue growth rate, achieving higher profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts, the continuing market adoption of our products, and the terms on which we refinance our existing indebtedness.

During the three months ended March 31, 2023, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of March 31, 2023. Our total current liabilities as of March 31, 2023 are $243.2 million.

As of March 31, 2023, cash and cash equivalents totaled $10.5 million, accounts receivable totaled $67.2 million and unbilled accounts receivable totaled $52.9 million. Availability under our Revolving Credit Facility, which provided the ability to borrow up to $75.0 million, was $9.1 million. As of May 19, 2023, we had approximately $0.6 million in cash and cash equivalents and $22.5 million available under our Revolving Credit Facility. Our outstanding indebtedness includes the Revolving Credit Facility, the Term Loan, the Subordinated Term Loan, the YA Convertible Debentures, the Insider Convertible Debentures and the Rodina Note under which the principal of $46.9 million, $40.2 million, $20.2 million, $13.3 million, $18.8 million and $3.1 million, respectively, were outstanding as of May 19, 2023. Pursuant to the SEPA, we have the right to sell up to $200.0 million of shares of Class A Common Stock to the Yorkville Investor, subject to certain limitations and conditions set forth in the SEPA. However, because shares issued under the SEPA are sold at a discount to the then-current market price, in light of the current market price and the NYSE rules limiting the number of shares that can be issued without shareholder approval, the amount that could be raised pursuant to the SEPA is significantly lower than $200.0 million without first obtaining shareholder approval. Furthermore, the amended Term Loan agreement requires us to repay the Term Loan with any net proceeds provided by the SEPA until such time that the Term Loan is repaid in full.

We currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months. In the absence of additional capital, there is substantial doubt about our ability to continue as a going concern.

To address projected liquidity needs for the next 12 months, we have (i) upsized the Revolving Credit Facility to $75.0 million and extended its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan, (ii) extended the maturity date of the Term Loan and the Subordinated Term Loan to May 23, 2024, (iii) received the May 2023 Financing Commitment, (iv) entered into the May 2023 Equity Agreements and (v) amended the software services subscription agreement with a PIPE Investor which allows us to satisfy the $7.5 million of fees that are scheduled to become due in 2023 in the Company’s equity or debt securities. See “—Debt”, “—Other Financing Arrangements” and “—Contractual Obligations” below for additional information regarding these amended agreements, the May 2023 Financing Commitment and the May 2023 Equity Agreements. We have also been working to execute our plan to modify our operations to further reduce spending. Initiatives we have undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the natural byproduct of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

We believe that the upsized Revolving Credit Facility, the extended maturities of the Revolving Credit Facility, the Term Loan and the Subordinated Term Loan, the May 2023 Financing Commitment, the May 2023 Equity Agreements, other additional financing facilities entered into during the first quarter of 2023, including the Second Closing Insider Convertible Debentures, the Rodina Note and the Second YA Convertible Debenture, the amended software services subscription agreement, cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet our known liquidity needs for the next 12 months. We believe our plan is probable of being achieved and alleviates substantial doubt about our ability to continue as a going concern. In the long term, we intend to refinance all of our term loan facilities with new, longer term debt facilities (the “New Debt Facilities”).

We may receive additional capital from the cash exercise of the Public and Private Warrants. However, the exercise price of our Public and Private Warrants is $11.50 per warrant and the last reported sales price of our Class A Common Stock on May 19, 2023 was $0.71. The likelihood that holders will exercise their Public and Private Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Class A Common Stock and we do not currently expect to receive any cash proceeds from the exercise of Public and Private Warrants in the short- to medium-term due to the trading price of our Class A Common Stock. If the trading price for our Class A Common Stock continues to be less than $11.50 per share, we do not expect Public and Private Warrant holders to exercise their warrants. Similarly, the Private Warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the Private Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Public and Private Warrants when planning for our operational funding needs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(12,416)	$(1,328)
Net cash used in investing activities	(325)	(491)
Net cash provided by financing activities	13,205	661
Net increase (decrease) in cash and cash equivalents	$464	$(1,158)

Cash flows used in operating activities

Net cash used in operating activities increased by $11.1 million to $12.4 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. The increase in cash used in operating activities was driven by:

●	a $13.4 million increase in non-cash gains which was primarily attributable to a $26.8 million increase in settlement of accrued incentive compensation, a $4.8 million gain on change in fair value of earn-out liabilities and a $2.5 million decrease in phantom unit expense, partially offset by $9.2 million increase in equity-based compensation costs, a $3.8 million service fees settled in common stock, a $2.5 million increase in bad debt reserve, a $2.2 million loss on change in fair value of derivatives, a $2.1 million loss on extinguishment of debt obligations, and $1.3 million paid-in-kind interest capitalized to the principal of debt obligations; and

●	a $13.1 million unfavorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in unfavorable impact from accounts receivable by $6.1 million and accounts payable by $5.2 million and accrued expenses by $2.6 million, partially offset by an increase in favorable impact from contract assets by $0.6 million and prepaid expenses by $0.4 million;

●	partially offset by $15.4 million decrease in net loss.

Cash flows used in investing activities

Net cash used in investing activities decreased by $0.2 million to $0.3 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The decrease in cash used in investing activities was driven by a decrease in cash used for property and equipment purchases.

Cash flows from financing activities

Net cash provided by financing activities was $13.2 million for the three months ended March 31, 2023 and $0.7 million for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 resulted primarily from proceeds from new related party debt of $14.5 million and third party debt of $11.2 million and proceeds from the issuance of common stock of $1.1 million, offset in part by $11.5 million repayments of debt, $1.3 million payments of financing costs, and $1.1 million cash outflow for RSUs withheld to pay taxes. Net cash provided by financing activities for the three months ended March 31, 2022 resulted primarily from net borrowing on line of credit of $3.2 million offset in part by $1.5 million repayments of debt and $1.1 million payments of deferred offering costs.

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

Debt

On December 14, 2018, we entered into a Revolving Credit Facility, which was subsequently amended, and which provides for borrowings of up to $75.0 million and, as recently amended, matures the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan. As of March 31, 2023, we had $52.0 million of borrowings under the Revolving Credit Facility and $9.1 million remained available to draw. We may use the proceeds of future borrowings under the Revolving Credit Facility to finance our operations and for other general corporate purposes. The Revolving Credit Facility bore interest at SOFR plus 5.6% during the first quarter of 2023 until an amended agreement was entered into on February 7, 2023. On February 7, 2023, we entered into an amendment to the Revolving Credit Facility. Pursuant to the amendment, the parties thereto, among other revisions, (i) increased the maximum borrowing amount by an additional $15.0 million, from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, we entered into an amendment to the Revolving Credit Facility. Pursuant to the amendment, the parties thereto, among other revisions, revised the maturity date of the Revolving Credit Facility to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan. Our Revolving Credit Facility also includes a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender.

On March 29, 2019, we entered into a Term Loan agreement, which was subsequently amended, and which provides for $60.0 million of term and bore interest at LIBOR plus 9.5% until an amended agreement was entered into on February 7, 2023. On February 7, 2023, we entered into an amendment to the Term Loan agreement. The amended agreement, among other revisions, (i) amended the interest rate the Term Loan bears to SOFR plus 9.6% and (ii) required us to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023. On May 19, 2023, we entered into an amendment to the Term Loan agreement, extending its maturity date to the earlier of May 23, 2024 or the maturity date of the Revolving Credit Facility. The Term Loan includes certain collateral reduction measures which could result in a decreased borrowing capacity under the Revolving Credit Facility. As a result of the Term Loan collateral reduction, the availability under the Revolving Credit Facility was reduced by approximately $10.7 million as of March 31, 2023. As of March 31, 2023, the Term Loan had a total carrying value of $38.7 million. The amended Term Loan agreement also requires us to cause the Yorkville Investor, subject to the terms and limitations of the SEPA Amendment (as defined in Other Financing Arrangements below) and the YA SPA which the Term Loan lender consented, to purchase the maximum amount of our equity interests available under the SEPA and to utilize the net proceeds from such drawdowns to repay the Term Loan until it is fully repaid. Additionally, pursuant to the amended Term Loan agreement, an additional fee was incurred in the amount of $2.0 million, out of which $1.0 million became due in cash (included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2023 included elsewhere in this report) and the other $1.0 million was accrued to the principal balance of the Term Loan as the Company did not repay the Term Loan in full on or before March 27, 2023. Furthermore, beginning on April 3, 2023, an additional $0.15 million fee accrues to the principal balance of the Term Loan each week thereafter until the Term Loan is fully repaid.

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan and bears interest at 14% as of March 31, 2023. As of March 31, 2023, the Subordinated Term Loan had a total carrying value of $16.9 million. On March 22, 2023, we entered into an amendment to the Subordinated Term Loan agreement. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants which increased the value of Class A Common Stock the Subordinated Term Loan Warrants will earn each additional full calendar month after March 22, 2023 to $0.35 million ($0.25 million prior to the amendment) until we repay the Subordinated Term Loan in full. On May 19, 2023, we entered into an amendment to the Subordinated Term Loan agreement, extending its maturity date to May 23, 2024.

On November 30, 2022, as part of the YA SPA, we issued the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, net proceed of $5.0 million after deduction of commitment fee. The First YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the First YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the three months ended March 31, 2023, the Yorkville Investor converted $2.3 million of the principal and $0.1 million of the accrued interest to Class A Common Stock. Additionally, subsequent to March 31, 2023 through May 19, 2023, the Yorkville Investor converted $1.5 million of the principal and an insignificant amount of the accrued interest to Class A Common Stock

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with certain members of our management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 16, 2022, the First Closing Insider Investors purchased convertible debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider Convertible Debentures have a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. During the three months ended March 31, 2023, the First Closing Insider Investors did not convert any amount of the principal or accrued interest of the First Closing Insider Convertible Debentures. Concurrent with the issuance of the First Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the First Closing Insider Investors, pursuant to which the First Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the First Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures.

On February 1, 2023, we entered into the Second Closing Insider SPA with the Second Closing Insider Investors. Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Second Closing Insider Convertible Debentures in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider Convertible Debentures have a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for one debenture that accrues interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. During the three months ended March 31, 2023, the Second Closing Insider Investors did not convert any amount of the principal or accrued interest of the Second Closing Insider Convertible Debentures. Concurrent with the issuance of the Second Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the Second Closing Insider Investors, pursuant to which the Second Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Second Closing Insider Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures.

On February 2, 2023, we issued the Rodina Note. The Rodina Note has a principal of $3.0 million, accrues interest at an annual rate of 16.0% and matures on July 1, 2024. Interest is to be paid in kind by quarterly capitalizing the accrued amount to the principal at the end of each calendar quarter and will be due at maturity with the principal. On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the conversion agreement, we agreed to issue Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. The date of the conversion (the “Rodina Note Conversion Date”) will be mutually agreed by the lender and us and the conversion price and the number of Class A Common Stock to be issued will be determined based on the average daily VWAP of Class A Common Stock for the five trading days immediately preceding the Rodina Note Conversion Date.

On February 3, 2023, as part of the YA SPA, we issued the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the three months ended March 31, 2023, the Yorkville Investor did not convert any amount of the principal or accrued interest of the Second YA Convertible Debentures.

See Note 5, Debt, and Note 19, Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On August 31, 2022, we entered into the SEPA with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, Rubicon has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of our Class A Common Stock at a discounted per share price until the earlier of the 36 month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth therein. Any issuances and sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at our option, and subject to our obligations under the Term Loan, we are under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, we issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. We have not sold any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and March 31, 2023. For more information regarding the SEPA, see Note 11, Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0001 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. For more information regarding the YA Warrant, see Note 11, Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On March 16, 2023, we entered into the Chico PIPE Agreements with Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for the total purchase price of $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties. See Note 16, Related party transactions, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On March 20, 2023, we entered into the March 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich, whereby the entity or a third party designated by the entity intends to provide us with up to $15.0 million of financing through the issuance by us of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the March 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the March 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the March 2023 Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other equity capital we receive through December 31, 2023. Pursuant to the March 2023 Financing Commitment, we entered into the May 2023 Equity Agreements. See Note 16, Related party transactions, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

In May 2023, we entered into the May 2023 Equity Agreements with various investors, including entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which we agreed to issue Class A Common Stock for the total purchase price of at least $13.7 million. The number of shares of Class A Common Stock to be issued will be determined by dividing the purchase price by the “Share Price”, which means the lesser of (i) $1.00 or (ii) the average daily VWAP for the 5 trading days immediately preceding the share issuance date which will be mutually agreed among the parties on a later date.

On May 20, 2023, we entered into the May 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich, whereby the entity or a third party designated by the entity intends to provide us with up to $25.0 million of financing through the issuance by us of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of Rubicon. Any debt issued pursuant to the May 2023 Financing Commitment would have a term of at least 12 months and any equity or equity-linked securities issued under the May 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the May 2023 Financing Commitment will be reduced on a dollar-for-dollar basis by the amount of any other equity capital we receive outside of the May 2023 Equity Agreements through December 31, 2023. See Note 19, Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5, Debt and Note 15, Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report. As of March 31, 2023, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $26.3 million through October 2024, $15.0 million of which is due through March 31, 2024. See Note 15, Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor. As disclosed in Note 15, Commitments and contingencies, on March 28, 2023, we entered into an amended agreement with the PIPE Investor, which provides us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due between July 2023 and December 2023 (i) in cash or (ii) our equity or debt securities if we satisfy certain conditions as defined within the amended agreement. We could also be required to make certain significant payments under the Tax Receivable Agreement discussed above. Additionally, in connection with the Mergers, as of March 31, 2023, $6.4 million of fees for a certain advisor has been recognized as accrued expenses on our unaudited interim condensed consolidated balance sheet included elsewhere in this report. We paid or settled $60.9 million out of the $67.3 million transaction costs incurred related to the Mergers as of March 31, 2023. On April 24, 2023, the remaining $6.4 million of unpaid transaction fees was waived. See Note 3, Mergers, and Note 19, Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding these transaction fee settlements.

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

Revenue recognition

We derive our revenue principally from waste removal, waste management and consultation services, platform subscriptions, and the sale of recyclable commodities. We recognize service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by our services. We recognize recyclable commodity revenue at the point in time when the ownership, risks and rewards are transferred.

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

Customer acquisition costs

We make certain expenditures related to acquiring contracts for future services. These expenditures are capitalized as customer acquisition costs and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the estimated life of the customer. Amortization of these customer acquisition costs is presented within amortization and depreciation on our consolidated statements of operations. Subsequent adjustments to customer acquisition costs estimates are possible because actual results may differ from these estimates if conditions dictate the need to adjust customer acquisition costs.

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

Warrants

We have issued warrants to purchase shares of our Class A Common Stock. Warrants may be accounted for as either liability or equity instruments depending on the terms of the warrant agreements. We determine whether each of the warrants issued require liability or equity classification at their issuance dates. Warrants classified as equity are recorded at fair value as of the date of the issuance on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as liability are recorded at fair value as of the date of the issuance on our consolidated balance sheets and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on our consolidated statements of operations. The assessment of the classification of the warrants is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

As of March 31, 2023, we have both liability-classified and equity-classified warrants outstanding. See Note 9, Warrants, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Derivative Financial Instruments

From time to time, we utilize instruments which may contain embedded derivative instruments as part of our overall strategy. Our derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included in cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

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

We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The tax positions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. As of March 31, 2023, we have no tax positions that meet this threshold and, therefore, have not recognized such benefits. While we believe our tax positions are fully supportable, they may be challenged by various tax authorities. If actual results were to be materially different than estimated, it could result in a material impact on our consolidated financial statements in future periods.

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

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and recently adopted accounting pronouncements, see Note 2, Recent accounting pronouncements, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure that it will achieve or realize these plans, intentions or expectations. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “could,” “would,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” the negative of such terms and similar expressions, although not all forward-looking statements contain such identifying words. Forward-looking statements are inherently subject to risks, uncertainties and assumptions and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statement. These forward-looking statements are based upon current expectations, estimates, projections, and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain; factors that may cause actual results to differ materially from current expectations include, but are not limited to: 1) the outcome of any legal proceedings that may be instituted against the Company or others following the closing of the Mergers; 2) the Company’s ability to meet the NYSE’s listing standards following the consummation of the Mergers; 3) the risk that the Mergers disrupt current plans and operations of the Company as a result of consummation of the Mergers; 4) the ability to recognize the anticipated benefits of the Mergers, which may be affected by, among other things, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; 5) costs related to the Mergers; 6) changes in applicable laws or regulations; 7) the possibility that the Company may be adversely affected by other economic, business and/or competitive factors, including the impacts of the COVID-19 pandemic, geopolitical conflicts, such as the conflict between Russia and Ukraine, the effects of inflation and potential recessionary conditions; 8) the Company’s execution of anticipated operational efficiency initiatives, cost reduction measures and financing arrangements; and 9) other risks and uncertainties. More information regarding the risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 23,2023, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q and the Company’s other filings with the SEC. There may be additional risks that the Company presently does not know of or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements, many of which are beyond the Company’s control. Forward-looking statements are not guarantees of future performance and speak only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement on Form S-1, as filed with the SEC on February 8, 2023 (the “Registration Statement”), (ii) Amendment No. 1 to the Registration Statement as filed with the SEC on April 17, 2023, (iii) Amendment No. 2 to the Registration Statement as filed with the SEC on May 2, 2023, (iv) Amendment No. 3 to the Registration Statement as filed with the SEC on May 12, 2023, and (v) the 10-K Annual Report as filed with the SEC on March 23, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended March 31, 2023.

Chico PIPE Agreements

On March 16, 2023, the Company entered into Subscription Agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A common stock and Class V common stock of Rubicon, Felipe Chico Hernandez, and Andres Chico Hernandez, the Chairman of our board of directors (collectively, the “Chico Investors”), pursuant to which the Company issued an aggregate of 1,222,222 shares of Class A common stock to the Chico Investors in exchange for an aggregate purchase price of $1,100,000.00, under the terms and conditions as further set forth therein. The 1,222,222 shares of Class A common stock were issued to the Chico Investors in reliance on Section 4(a)(2) and Regulation D under the Securities Act of 1933, as amended.

The Chico PIPE Agreements included resale restrictions in addition to customary terms, representations, and warranties.

Palantir Agreement

On March 29, 2023, the Company entered into a share issuance agreement with Palantir Technologies Inc. (“Palantir”) pursuant to which the Company issued 5,440,302 shares of Class A common stock to Palantir on March 31, 2023, as payment for a share issuance fee in the amount of $3,750,000, in connection with services and/or products provided by Palantir to one of the Company’s subsidiaries during the first quarter of 2023. The 5,440,302 shares of Class A common stock are “restricted securities” under Rule 144 of the Securities Act and may not be sold, transferred, assigned or otherwise disposed without registration under the Securities Act or an exemption from registration. The shares of Class A common stock issued to Palantir are subject to minimum six month hold period under Rule 144.

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

The Rodoni Employment Agreement also contains confidentiality, invention assignment and non-disparagement and non-interference covenants.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Employment Agreement, by and between Renaud de Viel Castel and Rubicon Global, LLC, dated as of December 14, 2017, as amended on April, 10, 2019, April 6, 2020, February 8, 2021 and December 1, 2021.	Form S-1	333-267010	10.42	January 26, 2023
10.2	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	February 7, 2023
10.3	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	February 7, 2023
10.4	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	February 7, 2023
10.5	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	February 7, 2023
10.6	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.5	February 7, 2023
10.7	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.6	February 7, 2023
10.8	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.7	February 7, 2023
10.9	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.8	February 7, 2023
10.10	Seventh Amendment to Loan and Security Agreement, dated as of February 7 2023, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Pathlight Capital LP.	Form S-1	333-269646	10.51	February 8, 2023
10.11	Eighth Amendment to Loan and Security Agreement, dated as of February 7, 2023, by and among the lenders party thereto, Eclipse Business Capital LLC, Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., and Rubicon Technologies International, Inc.	Form S-1	333-269646	10.52	February 8, 2023
10.12	Unsecured Promissory Note, dated as of February 2, 2023, by and between Rubicon Technologies, Inc. and CHPAF Holdings SAPI de CV.	Form S-1	333-269646	10.53	February 8, 2023
10.13	Form of Subscription Agreement, dated as of March 16, 2023, by and between Rubicon Technologies, Inc. and Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico Hernandez.	Form S-1	333-269646	10.54	May 2, 2023
10.14	Share Issuance Agreement, dated as of March 29, 2023, by and between Rubicon Technologies, Inc. and Palantir Technologies Inc.	Form S-1	333-269646	10.55	May 2, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: May 22, 2023	By:	/s/ Philip Rodoni
Philip Rodoni
Chief Executive Officer