Form 10-Q
period 2023-06-30
Rubicon Technologies, Inc.
filed 2023-08-11
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 257,204,251 shares of Class A Common Stock, par value $0.0001 per share, and 34,825,628 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$23,516	$10,079
Accounts receivable, net	66,323	65,923
Contract assets	51,321	55,184
Prepaid expenses	15,624	10,466
Other current assets	1,970	2,109
Related-party notes receivable	-	7,020
Total Current Assets	158,754	150,781

Property and equipment, net	2,569	2,644
Operating right-of-use assets	2,205	2,827
Other noncurrent assets	2,505	4,764
Goodwill	32,132	32,132
Intangible assets, net	9,270	10,881
Total Assets	$207,435	$204,029

LIABILITIES AND MEMBERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$72,032	$75,113
Line of credit	46,198	51,823
Accrued expenses	66,047	108,002
Contract liabilities	7,397	5,888
Operating lease liabilities, current	1,871	1,880
Warrant liabilities	29,795	20,890
Derivative liabilities	5,684	-
Debt obligations, net of debt issuance costs	-	3,771
Total Current Liabilities	229,024	267,367

Long-Term Liabilities:
Deferred income taxes	235	217
Operating lease liabilities, noncurrent	903	1,826
Debt obligations, net of debt issuance costs	80,276	69,458
Related-party debt obligations, net of debt issuance costs	16,161	10,597
Derivative liabilities	9,364	826
Earn-out liabilities	310	5,600
Other long-term liabilities	-	2,590
Total Long-Term Liabilities	107,249	91,114
Total Liabilities	336,273	358,481

Commitments and Contingencies (Note 15)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 229,818,370 and 55,886,692 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	23	6
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 35,402,821 and 115,463,646 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	12
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	92,532	34,658
Accumulated deficit	(354,207)	(337,875)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(261,648)	(303,199)
Noncontrolling interests	132,810	148,747
Total Stockholders’ Deficit	(128,838)	(154,452)
Total Liabilities and Stockholders’ (Deficit) Equity	$207,435	$204,029

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Service	$160,641	$140,268	$327,006	$274,966
Recyclable commodity	13,923	24,338	28,656	49,446
Total revenue	174,564	164,606	355,662	324,412
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	150,194	136,185	308,195	265,878
Recyclable commodity	11,968	22,386	25,155	45,622
Total cost of revenue (exclusive of amortization and depreciation)	162,162	158,571	333,350	311,500
Sales and marketing	2,747	4,546	6,021	8,496
Product development	7,224	9,315	15,316	18,533
General and administrative	13,932	13,253	32,079	25,880
Gain on settlement of incentive compensation	-	-	(18,622)	-
Amortization and depreciation	1,344	1,402	2,705	2,892
Total Costs and Expenses	187,409	187,087	370,849	367,301
Loss from Operations	(12,845)	(22,481)	(15,187)	(42,889)

Other Income (Expense):
Interest earned	5	-	6	-
Loss on change in fair value of warrant liabilities	(414)	(232)	(469)	(510)
Gain on change in fair value of earnout liabilities	470	-	5,290	-
Loss on change in fair value of derivatives	(335)	-	(2,533)	-
Excess fair value over the consideration received for SAFE	-	(800)	-	(800)
Gain on service fee settlements in connection with the Mergers	6,364	-	6,996	-
Loss on extinguishment of debt obligations	(6,783)	-	(8,886)	-
Interest expense	(8,119)	(3,911)	(15,295)	(7,686)
Related party interest expense	(661)	-	(1,254)	-
Other expense	(482)	(357)	(903)	(687)
Total Other Income (Expense)	(9,955)	(5,300)	(17,048)	(9,683)
Loss Before Income Taxes	(22,800)	(27,781)	(32,235)	(52,572)

Income tax expense	17	13	33	41
Net Loss	$(22,817)	$(27,794)	$(32,268)	$(52,613)

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(27,794)	-	(52,613)
Net loss attributable to noncontrolling interests	(9,615)	-	(15,937)	-
Net Loss Attributable to Class A Common Stockholders	$(13,202)	$-	$(16,331)	$-

Loss per share - for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net loss per Class A Common share – basic and diluted	$(0.12)	$(0.20)
Weighted average shares outstanding, basic and diluted	106,211,259	82,943,357

As a result of the Mergers, the capital structure has changed and loss per share information is only presented for the period after the Closing Date of the Mergers. See Notes 3 and 13.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except shares and units data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	55,886,692	$6	115,463,646	$12	-	$-	$34,658	$(337,875)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	9,302	-	-	9,302

Issuance of common stock for services rendered	-	-	9,318,052	1	-	-	-	-	10,244	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	-	-	3,711,682	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	2,849,962	-	-	-	-	-	3,130	-	-	3,130

Proceeds from issuance of common stock	-	-	1,222,222	-	-	-	-	-	1,100	-	-	1,100

Net loss	-	-	-	-	-	-	-	-	-	(3,129)	(6,322)	(9,451)

Balance, March 31, 2023	-	$-	72,988,610	$7	115,463,646	$12	-	$-	$58,312	$(341,004)	$142,425	$(140,248)

Equity-based compensation	-	-	-	-	-	-	-	-	1,803	-	-	1,803

Issuance of common stock for vested DSUs	-	-	84,818	-	-	-	-	-	-	-	-	-

Conversion of debt obligations to common stock	-	-	17,288,298	2	-	-	-	-	7,714	-	-	7,716

Exercise and conversion of liability classified warrants	-	-	2,559,375	-	-	-	-	-	1,073	-	-	1,073

Proceeds from issuance of common stock	-	-	56,836,444	6	-	-	-	-	23,661	-	-	23,667

Exchange of Class V Common Stock to Class A Common Stock	-	-	80,060,825	8	(80,060,825)	(8)	-	-	-	-	-	-

Common stock issuance costs	-	-	-	-	-	-	-	-	(32)	-	-	(32)

Net loss	-	-	-	-	-	-	-	-	-	(13,202)	(9,615)	(22,817)

Balance, June 30, 2023	-	$-	229,818,370	$23	35,402,821	$4	-	$-	$92,532	$(354,206)	$132,810	$(128,838)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	33,509,272	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Compensation costs related to incentive units	-	58	-	-	-	-	-	-	-	-	-	58

Net loss	-	(24,819)	-	-	-	-	-	-	-	-	-	(24,819)

Balance, March 31, 2022	33,509,272	$(86,065)	-	$-	-	$-	-	$-	$-	$-	$-	$(86,065)

Compensation costs related to incentive units	-	126	-	-	-	-	-	-	-	-	-	126

Net loss	-	(27,794)	-	-	-	-	-	-	-	-	-	(27,794)

Balance, June 30, 2022	33,509,272	(113,733)	-	-	-	-	-	-	-	-	-	(113,733)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,268)	$(52,613)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	13	21
Amortization and depreciation	2,705	2,899
Amortization of debt discount and issuance costs	3,338	1,663
Amortization of related party debt discount and issuance costs	504	-
Paid-in-kind interest capitalized to principal of debt obligations	3,473	-
Paid-in-kind interest capitalized to principal of related party debt obligations	641	-
Bad debt reserve	1,398	(2,467)
Loss on change in fair value of warrants	469	510
Loss on change in fair value of derivatives	2,533	-
Gain on change in fair value of earn-out liabilities	(5,290)	-
Loss on extinguishment of debt obligations	8,886	-
Excess fair value over the consideration received for SAFE	-	800
Equity-based compensation	11,106	184
Phantom unit expense	-	4,570
Settlement of accrued incentive compensation	(26,826)	-
Service fees settled in common stock	3,808	-
Gain on service fee settlement in connection with the Mergers	(6,996)	-
Deferred income taxes	18	40
Change in operating assets and liabilities:
Accounts receivable	(1,798)	(2,471)
Contract assets	3,863	(5,159)
Prepaid expenses	(2,668)	225
Other current assets	95	(204)
Operating right-of-use assets	622	522
Other noncurrent assets	(163)	46
Accounts payable	(3,081)	21,476
Accrued expenses	(588)	14,510
Contract liabilities	1,509	87
Operating lease liabilities	(932)	(1,011)
Other liabilities	(1,680)	100
Net cash flows from operating activities	(37,309)	(16,272)

Cash flows from investing activities:
Property and equipment purchases	(628)	(685)
Net cash flows from investing activities	(628)	(685)

Cash flows from financing activities:
Net (payments) borrowings on line of credit	(5,625)	11,510
Proceeds from debt obligations	86,226	-
Repayments of debt obligations	(53,500)	(3,000)
Proceeds from related party debt obligations	14,520	-
Financing costs paid	(13,916)	(2,000)
Proceeds from issuance of common stock	24,767	-
Proceeds from SAFE	-	8,000
Payments of deferred offering costs	-	(1,288)
Equity issuance costs	(31)	-
RSUs withheld to pay taxes	(1,067)	-
Net cash flows from financing activities	51,374	13,222

Net change in cash and cash equivalents	13,437	(3,735)
Cash, beginning of period	10,079	10,617
Cash, end of period	$23,516	$6,882

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,010	$5,940
Deferred offering costs recognized in accounts payable	$-	$1,837

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liabilities for common stock	$1,050	$-
Fair value of derivatives issued as debt discount and issuance costs	$12,739	$-
Conversions of debt obligations to common stock	$5,500	$-
Conversions of related-party debt obligations to common stock	$3,080	-
Equity issuance costs waived	$6,364	$-
Equity issuance costs settled with common stock	$7,069	$-
Loan commitment asset reclassed to debt discount	$2,062	$-

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

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC (“Holdings LLC”) and continue to operate through Rubicon Technologies Holdings, LLC and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, the accompanying condensed consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded.

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2023 and December 31, 2022 was insignificant.

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

Accounts Receivable and Contract Balances –Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of June 30, 2023 and December 31, 2022, the allowances for accounts receivable were $4.1 million and $3.6 million, respectively, and the allowances for contract assets were insignificant.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of June 30, 2023 and December 31, 2022, the Company had unbilled receivables of $51.3 million and $55.2 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the six months ended June 30, 2023, the Company invoiced its customers $53.7 million pertaining to contract assets for services delivered prior to December 31, 2022.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance on a monthly basis. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue balances of $7.4 million and $5.9 million, respectively. During the six months ended June 30, 2023, the Company recognized $4.6 million of revenue that was included in the contract liabilities balance as of December 31, 2022.

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

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of June 30, 2023 and December 31, 2022 were $-0-. The total amount of the offering costs recognized as offset against additional paid-in capital at the Closing was $67.3 million. The subsequent settlements of certain offering costs during the three and six months ended June 30, 2023 resulted in a gain of $6.4 million and $7.0 million, respectively, which is recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the estimated life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the condensed consolidated statements of operations.

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

As of June 30, 2023, the Company has both liability-classified and equity-classified warrants outstanding. See Note 9 for further information.

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

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ (deficit) equity on the consolidated balance sheet. As of June 30, 2023 and December 31, 2022, the Earn-Out Interests had a fair value of $0.3 million and $5.6 million, respectively, with the changes in the fair value of $5.3 million recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 45.9% and 52.2% of Holdings LLC’s net loss during the three and six months ended June 30, 2023, respectively, was allocated to noncontrolling interests (“NCI”).

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of June 30, 2023 or December 31, 2022, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense was $-0- million and $-0- million for the three months ended June 30, 2023 and 2022, respectively, with an effective tax rate of (0.1)% and (0.1)%, respectively The Company’s income tax expense was $-0- million and $-0- million for the six months ended June 30, 2023 and 2022, respectively, with an effective tax rate of (0.1)% and (0.1)%,, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to loss attributable to noncontrolling interest and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities and derivatives and certain compensation costs.

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of June 30, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in future periods.

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

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $11.50 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “IPO Warrants”) that represents a right to acquire one share of Class A Common Stock for $11.50 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted on the Closing Date. On the Closing Date, (a) holders of the Rubicon Interests immediately before the Closing, other than Boom Clover Business Limited, NZSF Frontier Investments Inc., and PLC Blocker A LLC (collectively, the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) the Blocked Unitholders were issued shares of Class A Common Stock, and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) the Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) the Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 12,100,000 shares of Class A Common Stock at a price of $10.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 7,082,616 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 10 for further information.

-	The Company (a) caused to be issued to certain investors 880,000 Class B Units pursuant to the Merger Agreement, (b) issued 160,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 160,000 shares of Class A Common Stock.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 19,846,916 shares of Class A Common Stock and 118,677,880 shares of Class V Common Stock at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (a) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (b) $121.0 million in aggregate proceeds received from the PIPE Investors, less (c) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (d) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers. The Company settled $7.1 million of transaction costs by issuing Class A Common Stock on February 6, 2023, which resulted in a gain of $0.6 million and recognized as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2023. An additional $6.4 million of offering costs related to the Mergers was waived by the advisor and settled on April 24, 2023, resulting in a gain of $6.4 million recognized in other income (expense) on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023. The transaction costs were offset against additional paid-in capital on the consolidated statements of stockholders’ (deficit) equity upon the Closing.

Note 4—Property and equipment

Property and equipment, net is comprised of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Computers, equipment and software	$3,914	$3,791
Customer equipment	1,882	1,485
Furniture and fixtures	1,766	1,699
Leasehold improvements	3,772	3,772
Total property and equipment	11,334	10,747
Less accumulated amortization and depreciation	(8,765)	(8,103)
Total property and equipment, net	$2,569	$2,644

Property and equipment amortization and depreciation expense for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively. Property and equipment amortization and depreciation expense for the six months ended June 30, 2023 and 2022 was $0.7 million and $0.7 million, respectively.

Note 5—Debt

Revolving Credit Facilities – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 31, 2023 and bore an interest rate of SOFR plus 5.60% (9.7% at December 31, 2022). On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, the Company amended the Revolving Credit Facility, which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan (as defined below) and (c) the maturity of the Subordinated Term Loan (as defined below) and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity was calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments was 0.70%. Interest and fees were payable monthly with principal due upon maturity. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

The Revolving Credit Facility required a lockbox arrangement, which provided for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the “Line of Credit” agreement, necessitated the Line of Credit be classified as a current liability on the consolidated balance sheets. The acceleration clause allowed for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the accompanying condensed statements of operations for the three and six months ended June 30, 2023.

As of December 31, 2022, the Company’s total outstanding borrowings under the Line of Credit were $51.8 million and $5.6 million remained available to draw.

On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.5% as of June 30, 2023). The borrowing capacity is calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

The June 2023 Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the Line of Credit agreement, necessitates the Line of Credit be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for amounts due under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

As of June 30, 2023, the Company’s total outstanding borrowings under the Line of Credit were $46.2 million and $3.0 million remained available to draw. The June Revolving Credit Facility is subject to certain financial covenants. As of June 30, 2023, the Company was in compliance with these financial covenants.

The Company capitalized $2.9 million in deferred debt charges related to the June Revolving Credit Facility during the six months ended June 30, 2023, which has been recorded to prepaid expenses on the condensed consolidated balance sheet and are amortized over the remaining term of the June Revolving Credit Facility. Amortization of deferred debt charges related to the June Revolving Credit Facility were $0.2 million for the three and six months ended June 30, 2023.

Term Loan Facilities – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan was subsequently upsized to $60.0 million and bore an interest rate of LIBOR plus 9.5% (13.6% as of December 31, 2022) with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility.

On November 18, 2022, the Company entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan agreement. The amended Term Loan agreement required the Company to cause the Yorkville Investor (See Note 11) to purchase the maximum amount of the Company’s equity interests available under the SEPA (See Note 11) and to utilize the net proceeds from such drawdowns to repay the Term Loan until it was fully repaid. Per the amended Term Loan agreement, an additional fee was incurred in the amount of $2.0 million, out of which $1.0 million became due in cash and the other $1.0 million was accrued to the principal balance of the Term Loan as the Company did not repay the Term Loan in full on or before March 27, 2023. Furthermore, beginning on April 3, 2023, an additional $0.15 million fee accrued to the principal balance of the Term Loan each week thereafter until the Term Loan was fully repaid.

On February 7, 2023, the Company entered into an amendment to the Term Loan agreement, which (i) amended the interest rate the Term Loan bears to SOFR plus 9.6% and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023 and recorded $0.8 million as a loss on extinguishments of debt obligations on the accompanying consolidated statements of operations.

On May 19, 2023, the Company entered into an amendment to the Term Loan agreement, which extended the maturity date to May 23, 2024.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Term Loan amendments were debt modifications.

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the accompanying condensed statements of operations for the three and six months ended June 30, 2023.

On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and 14.0% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). On December 21, 2022, the Subordinated Term Loan Warrants were converted into Class A Common Stock. The maturity of the Subordinate Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024, which was subsequently amended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 9 for further information regarding the Subordinated Term Loan Warrants).

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity to the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15%, of which 11% will be paid in cash and 4% will be paid in kind by capitalizing such interest accrued to the principal each month in arrears. Any accrued, capitalized and uncapitalized paid-in-kind interest charges will be due and payable in cash at maturity. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 9 for further information regarding the Subordinated Term Loan Warrants).

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

The Company capitalized $11.9 million in deferred debt charges related to the Subordinated Term Loan during the six months ended June 30, 2023. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $0.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $0.9 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

On February 2, 2023, the Company issued an unsecured promissory note with a certain entity affiliated with Andres Chico (the chairman of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock) for a principal and purchase price of $3.0 million (the “Rodina Note”). The Rodina Note’s maturity date was July 1, 2024 and bore interest at 16.0% per annum which is to be paid in kind by quarterly capitalizing the amount of the interest accrued to the principal at the end of each calendar quarter. On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the loan conversion agreement, on June 20, 2023, the Company issued 7,521,940 shares of Class A Common Stock to the holder of the Rodina Note for its full and final settlement.

On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% (or 8.25% if the Company meets certain conditions defined in the agreement). The Company has the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through September 30, 2023 as additional principal, and in such instance, the margin applicable for the interest rate is 10.25%. The Company elected to pay the interest accrued through June 30, 2023 in kind, and thus, the applicable interest rate as of June 30, 2023 was 18.5%. The Company also has the option to pay in kind any excess interest over 13.25% after paying the first 13.25% in cash from October 1, 2023 through the maturity. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying condensed consolidated balance sheet as of June 30, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 9 for further information regarding the June 2023 Term Loan Warrants).

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the six months ended June 30, 2023. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $0.4 million for the three and six months ended June 30, 2023.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include the consistent minimum liquidity threshold, which reduces the availability under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Liquidity Threshold”). During the terms of the agreements, the Minimum Liquidity Threshold could be decreased by up to $9.0 million, which will make the Minimum Liquidity Threshold to $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of June 30, 2023, the Minimum Liquidity Threshold was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit, which was reserved under the June 2023 Revolving Credit Facility and reduced the availability as of June 30, 2023. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

Convertible Debentures – As part of the security purchase agreement (the “YA SPA”) (see Note 11), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million, and the principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The YA Convertible Debentures have a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the YA Convertible Debentures are outstanding, the Yorkville Investor may covert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $0.25 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively. Amortization of deferred debt charges related to the YA Convertible Debentures was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. Insignificant amounts of accrued and unpaid interest were recorded in accrued expenses on the accompanying condensed consolidated balance sheets as of June 30, 2023 and other long-term liabilities as of December 31, 2022, respectively. During the three months ended June 30, 2023, the Yorkville Investor converted $3.3 million of the principal and $0.2 million of the accrued interest of the YA Convertible Debentures to 9,766,358 shares of Class A Common Stock. During the six months ended June 30, 2023, the Yorkville Investor converted $5.5 million of the principal and $0.3 million of the accrued interest of the YA Convertible Debentures to 12,616,320 shares of Class A Common Stock. The Company recorded $1.7 million and $3.0 million in loss on extinguishment of debt obligations on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023, respectively. As disclosed in Note 19, on August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to certain existing investors of the Company affiliated with Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the Company and the assignees entered into an amendment to the debentures which extended the maturity date to December 1, 2026.

On December 16, 2022, the Company issued convertible debentures to certain members of the Company’s management team and board of directors, and certain other existing investors of the Company for a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “Insider Convertible Debentures”). The Insider Convertible Debentures had a maturity date of June 16, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Insider Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Insider Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Insider Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Insider Convertible Debentures. Concurrent with the issuance of the Insider Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Insider Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Insider Lock-Up Agreement”). On June 2, 2023, the Company entered into an amendment to the Insider Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 11, 2023 (see Note 19). The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through June 30, 2023, which the Company elected to capitalize to the principal, in related-party debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of June 30, 2023. The Company capitalized $0.2 million and $0.4 million of accrued interest to the principal of the Insider Convertible Debentures during the three and six months ended June 30, 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.2 million and $0.4 for the three and six months ended June 30, 2023, respectively. As of December 31, 2022, the Company had received $3.5 million of the total $10.5 million net proceeds from the investors and the remaining $7.0 million was recorded in related-party notes receivable on the accompanying condensed consolidated balance sheet as of December 31, 2022. The Company received the remaining $7.0 million in January and February 2023. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through June 30, 2023.

On February 1, 2023, the Company issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”). The Third Party Convertible Debentures have a maturity date of August 1, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Third Party Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Third Party Convertible Debentures they hold into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the Third Party Convertible Debentures, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the Third Party Convertible Debentures. Concurrent with the issuance of the Third Party Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Third Party Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Third Party Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Third Party Lock-Up Agreement”). On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023 (see Note 19). The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through June 30, 2023 which the Company elected to capitalize to the principal, in debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of June 30, 2023. The Company capitalized insignificant amounts of accrued interest to the principal of the Third Party Convertible Debentures during the three and six months ended June 30, 2023. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three and six months ended June 30, 2023. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through June 30, 2023.

On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture has a maturity date of August 1, 2024 and accrued interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may convert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price equal to the lower of 110% of (i) the average closing price of Class A Common Stock for five trading days immediately preceding the date of the issuance of the NZ Superfund Convertible Debenture, and (ii) the closing price of Class A Common Stock immediately preceding the date of the issuance of the NZ Superfund Convertible Debenture. Concurrent with the issuance of the NZ Superfund Convertible Debenture, the Company entered into a lockup agreement with the NZ Superfund, pursuant to which it agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from its exercise option to convert the NZ Superfund Convertible Debenture until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the NZ Superfund Lock-Up Agreement). On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through June 30, 2023 which the Company elected to capitalize to the principal, in related party debt obligations, net of debt issuance costs on the accompanying condensed consolidated balance sheet as of June 30, 2023. The Company capitalized $0.1 million and $0.2 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three and six months ended June 30, 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through June 30, 2023.

Components of the Company’s debt obligations were as follows (in thousands):

	June 30, 2023	December 31, 2022
Term loan balance	$105,244	$71,000
Convertible debt balance	10,880	7,000
Related-party convertible debt balance	17,670	11,964
Less unamortized debt issuance costs	(37,357)	(6,138)
Total borrowed	96,437	83,826
Less short-term debt obligation balance	-	(3,771)
Long-term debt obligation balance	$96,437	$80,055

At June 30, 2023, the future aggregate maturities of long-term debt for the remainder of 2023 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2023	$-
2024	-
2025	108,543
2026	25,251
Total	$133,794

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $8.8 million and $3.9 million for the three months ended June 30, 2023 and 2022, respectively. The total interest expense related to the Revolving Credit Facility, Term Loan Facilities, and Convertible Debentures was $16.5 million and $7.7 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accrued hauler expenses	$44,327	$44,773
Accrued compensation	16,001	43,054
Accrued income taxes	-	9
Accrued Mergers transaction expenses	-	13,433
Other accrued expenses	5,719	6,733
Total accrued expenses	$66,047	$108,002

During the six months ended June 30, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2023.

Note 7—Goodwill and other intangibles

There were no additions to goodwill during the six months ended June 30, 2023 or the year ended December 31, 2022. No impairment of goodwill was identified for the three or six months ended June 30, 2023 or the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands, except years):

	June 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(13,421)	7,555
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(2,298)	880
Total finite-lived intangible assets		25,432	(16,997)	8,435
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(16,997)	$9,270

	December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,141)	8,835
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,967)	1,211
Total finite-lived intangible assets		25,432	(15,386)	10,046
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(15,386)	$10,881

Amortization expense for these intangible assets was $0.8 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for these intangible assets was $1.6 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. Future amortization expense for the remainder of 2023 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2023	$1,609
2024	3,110
2025	2,559
2026	1,157
Total future amortization of intangible assets	$8,435

Note 8—Stockholders’ (deficit) equity

The table set forth below reflects information about the Company’s equity as of June 30, 2023.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	229,818,370	229,818,370
Class V Common Stock	275,000,000	35,402,821	35,402,821
Preferred Stock	10,000,000	-	-
Total shares as of June 30, 2023	975,000,000	265,221,191	265,221,191

The table set forth below reflects information about the Company’s equity as of December 31, 2022.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	55,886,692	55,886,692
Class V Common Stock	275,000,000	115,463,646	115,463,646
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2022	975,000,000	171,350,338	171,350,338

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

During the six months ended June 30, 2023, 80,060,825 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock.

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

The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through June 30, 2023. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

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

Warrant Liabilities – Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive the right to purchase up to the number of Class A Common Stock worth $2.0 million at the exercise price of $0.01 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million, (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants would earn each additional full calendar month after March 22, 2023 to $0.25 million until the Company repays the Subordinated Term Loan in full.

On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn each additional full calendar month after March 22, 2023 to $0.35 million until the Company repays the Subordinated Term Loan in full.

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full.

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets, measured at their inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. On December 21, 2022, the outstanding Subordinated Term Loan Warrants were converted to 1,092,417 shares of Class A Common Stock and reclassified from liability to the stockholders’ stockholders’ (deficit) equity. In June 2023, the outstanding Additional Subordinated Term Loan Warrants in amount of $1.1 million were exercised and converted to 2,559,375 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. As of June 30, 2023 and December 31, 2022, no Subordinated Term Loan Warrants were outstanding. The impact to the accompanying condensed consolidated statement of operations from the changes in the fair value of the Subordinated Term Loan Warrants was insignificant for the three and six months ended June 30, 2023 and 2022.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants are an embedded derivative. This derivative, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative,” is recorded in derivative liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative, which are described in Note 14. The fair value of the Additional Subordinated Term Loan Warrants Derivative is remeasured at each reporting period.

On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at an exercise price of $0.0001 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures have been fully repaid by the Company or fully converted into shares of Class A Common Stock. The Company determined that the YA Warrant required liability classification pursuant to ASC 480. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the YA Warrant as of June 30, 2023 and December 31, 2022, and recognized $20.0 million and $20.0 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively. The fair value of the YA Warrant did not change during the three and six months ended June 30, 2023. Since its issuance through June 30, 2023, the YA Warrant was not exercisable.

Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 11), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 500,000 shares of Class A Common Stock at the exercise price of $0.01 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date. Since the issuance through June 30, 2023, the Advisor Warrant was not exercised.

Pursuant to the June 2023 Term Loan agreement entered on June 7, 2023 (see Note 5), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the lender the right to purchase up to 16,972,879 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.01 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the June 2023 Term Loan Warrants as of the issuance date of June 7, 2023 and June 30, 2023, and recognized $9.4 million and $9.8 million of warrant liability on the consolidated balance sheets, respectively, with the change in fair value of $0.4 million recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023. Since the issuance through June 30, 2023, none of the June 2023 Term Loan Warrants were exercised.

Note 10—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 2,222,119 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 2,140,848 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. The value of 2,222,119 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) has been included in accrued expenses on the accompanying condensed consolidated balance sheets as of June 30, 2023 and other long-term liabilities as of December 31, 2022, respectively.

Note 11—Yorkville Facilities

Standby Equity Purchase Agreement – On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares will be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor may not beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the accompanying consolidated statements of operations. The Company did not sell any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and June 30, 2023.

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

In accordance with ASC 815, the Company has determined that certain redemption feature within the YA Convertible Debentures is an embedded derivative. This derivative, referred to throughout as the “Redemption Feature Derivative” is recorded in derivative liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company performed fair value measurements for this derivative as of the YA Convertible Debentures issuance dates, December 31, 2022 and June 30, 2023 which is described further in Note 14. The fair value of the Redemption Feature Derivative is remeasured each reporting period.

Note 12—Equity-based compensation

During the three and six months ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to the 2014 and 2022 Plans (as defined below). As more fully described in Notes 1 and 3, the Company completed the Mergers with Founder on August 15, 2022, and all incentive units and phantom units under the 2014 Plan fully vested as of the Closing Date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure.

2014 Plan

The 2014 Profits Participation Plan and Unit Appreciation Rights Plan (the “2014 Plan”) was a board-approved plan of Holdings LLC. Under the 2014 Plan, Holdings LLC had the authority to grant incentive and phantom units to acquire common units. Unit awards generally vested at 25.0% of the units on the one year anniversary of continued employment, with the remaining 75% vesting in equal monthly installments over the next three years, unless otherwise specified.

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

The following represents a summary of the Company’s RSU activity and related information during the six months ended June 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2022	1,456,695	$1.98
Granted	15,138,947	1.05
Vested	(7,626,353)	1.14
Forfeited/redeemed	(322,010)	1.87
Nonvested – June 30, 2023	8,647,279	$1.09

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $1.8 million and $2.1 million in total equity compensation costs, including phantom unit expense, for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $11.1 million and $4.8 million in total equity compensation costs, including phantom unit expense, for the six months ended June 30, 2023 and 2022, respectively.

The majority of RSUs settled during the six months ended June 30, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of June 30, 2023, there were 13,987,442 vested RSUs and 306,802 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock prior to December 31, 2023.

As of June 30, 2023, the total unrecognized compensation cost related to outstanding RSUs was $9.4 million, which the Company expects to recognize over a weighted-average period of 0.9 years.

Note 13—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three and six months ended June 30, 2023. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

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

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and six months ended June 30, 2023 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator:
Net loss	$(22,817)	$(32,268)
Less: Net loss attributable to non-controlling interests	(9,615)	(15,937)
Net loss attributable to Rubicon Technologies, Inc	$(13,202)	$(16,331)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	106,211,259	82,943,357

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(0.12)	$(0.20)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants and YA Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

Exchangeable Class V Common Stock

-	Potential settlements in Class A Common Stock of the YA Convertible Debentures, the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the FPA Settlement Liability and portion of fees for the PIPE Software Services Subscription (as defined in Note 15).

Note 14—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of June 30, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(29,795)	$-
Redemption Feature Derivative	-	-	(2,231)
Additional Subordinated Term Loan Warrants Derivative	-	-	(12,816)
Earn-out liabilities	-	-	(310)
Total	$-	$(29,795)	$(7,165)

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption Feature Derivative	-	-	(826)
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

Level 3 Rollfoward	Redemption Feature Derivative	Additional Subordinated Term Loan Warrants Derivative	Earn-out liabilities
December 31, 2022 balances	$(826)	$-	$(5,600)
Additions	(474)	(2,887)	-
Changes in fair value	(2,198)	-	4,820
March 31, 2023 balances	(3,498)	(2,887)	(780)
Additions	-	(9,377)	-
Changes in fair value	1,267	(1,602)	470
Reclassified to level 2	-	1,050	-
June 30, 2023 balances	$(2,231)	$(12,816)	$(310)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 2 as of June 30, 2023 and December 31, 2022. The outstanding warrants which were classified as warrant liabilities as of June 30, 2023 were the YA Warrant and the June 2023 Term Loan Warrants. In addition, as of December 31, 2022, the Advisor Warrants were classified as warrant liabilities as their terms were not determined at that time. The Advisor Warrants were reclassified to equity on January 16, 2023. The sole underlying asset of the outstanding warrant liabilities as of June 30, 2023 and December 31, 2022 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of June 30, 2023 and December 31, 2022 were minimal ($0.01 per Class A Common Stock share for the Advisor Warrants and the June 2023 Term Loan Warrants and $0.0001 per Class A Common Stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 9 for further information regarding the warrant liabilities.

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

The following table provides quantitative information of the key assumptions utilized in the Redemption Feature Derivative fair value measurements as of measurement dates:

	As of June 30, 2023	As of February 3, 2023	As of December 31, 2022
Price of Class A Common Stock	$0.37	$1.56	$1.78
Risk-free interest rate	5.41%	4.63%	4.60%
Yield	13.4%	13.6%	15.6%
Expected volatility	50.0%	50.0%	50.0%

As of December 31, 2022, the Redemption Feature Derivative outstanding was a derivative embedded in the First YA Convertible Debenture. On February 3, 2023, the Second YA Convertible Debenture was issued with identical terms to the First YA Convertible Debenture, except for the principal amount, purchase price and the fixed conversion price. The Company measured and recognized the fair value of the Redemption Feature Derivative as of December 31, 2022, February 3, 2023 which is the Second YA Convertible Debenture issuance date, March 31, 2023 and June 30, 2023 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of June 30, 2023. As of June 30, 2023, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative as of the execution dates of the first (November 18, 2022), second (March 22, 2023) and third amendments (June 7, 2023) to the Subordinated Term Loan Warrants agreements, December 31, 2022, March 31, 2023 and June 30, 2023 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the earn-out liabilities fair value measurements as of measurement dates:

	As of June 30, 2023	As of December 31, 2022
Price of Class A Common Stock	$0.37	$1.78
Risk-free interest rate	4.30%	4.00%
Expected volatility	75.0%	65.0%
Expected remaining term	4.1 years	4.6 years

The Company measured and recognized the fair value of the Earn-Out Interests as of December 31, 2022, March 31, 2023 and June 30, 2023 in earn-out liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in gain on change in fair value of earn-out liabilities as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2023.

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

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the June 30, 2023 condensed consolidated balance sheet (in thousands).

Years Ending December 31,
2023	1,151
2024	1,228
2025	151
2026	152
2027	154
Thereafter	578
Total minimum lease payments	3,414
Less: Imputed interest	(640)
Total operating lease liabilities	$2,774

Operating lease amounts above do not include sublease income. The Company has entered into a sublease agreement with a third party. Under the agreement, the Company expects to receive sublease income of approximately $0.8 million over the next two years.

Software services subscription

The Company entered into a software services subscription agreement with a certain PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023 and June 27, 2023. The term of the amended agreement is through December 31, 2024. As of June 30, 2023, $16.9 million will become due in the next 12 months and $7.5 million thereafter through October 2024. Pursuant to the amended agreement, the Company settled the $3.8 million subscription fee for the service period between January 1, 2023 and June 30, 2023 in Class A Common Stock. Additionally, the amended agreement provides the Company with the option, in its sole discretion, to settle the $7.5 million subscription fees which are scheduled to become due between July 2023 and December 2023 in (i) cash or (ii) the Company’s equity or debt securities.

Note 16—Related party transactions

Convertible debentures – On December 16, 2022, the Company issued the Insider Convertible Debentures, which were subsequently amended, and entered into the Insider Lock-Up Agreement with certain members of the Company’s management team and board of directors, and certain other existing investors of the Company.

On February 1, 2023, the Company issued the NZ Superfund Convertible Debenture, which was subsequently amended, and entered into the NZ Superfund Lock-Up Agreement with NZ Superfund.

See Note 5 for further information regarding these transactions.

Chico PIPE Agreements – On March 16, 2023, the Company entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, Andres Chico and Felipe Chico Hernandez pursuant to which the Company issued 1,222,222 shares of Class A Common Stock in exchange for the total purchase price of $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

March 2023 Financing Commitment – On March 20, 2023, the Company entered into a financing commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity or a third party entity designated by the entity intends to provide $15.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company (the “March 2023 Financing Commitment”). Any debt issued pursuant to the March 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the March 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the March 2023 Financing Commitment was reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives through December 31, 2023. Pursuant to the March 2023 Financing Commitment, the Company entered into the May 2023 Equity Agreements (see below) and the March 2023 Financing Commitment amount was reduced to $0.

The Rodina Note Conversion Agreement - On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the agreement, in June 2023, the Company issued Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. See Note 5 for further information regarding the loan conversion agreement.

May 2023 Financing Commitment – On May 20, 2023, the Company entered into the May 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity, or a third party entity designated by the entity, intends to provide $25.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the May 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the May 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the May 2023 Financing Commitment was reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives outside of the May 2023 Equity Agreements through December 31, 2023. The May 2023 Financing Commitment amount was reduced to $0 in conjunction with the executions of the June 2023 Revolving Credit Facility agreement and the June 2023 Term Loan agreement.

May 2023 PIPE Subscription Agreements - In May and June 2023, the Company entered into subscription agreements with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, to issue Class A Common Stock in exchange for the total purchase price of $23.7 million (the “May 2023 Equity Agreements”). Pursuant to the May 2023 Equity Agreements, the Company issued 56,836,444 shares of Class A Common Stock in June 2023.

Note 17—Concentrations

During the three and six months ended June 30, 2023, the Company had a customer who individually accounted for approximately 21% and 18% of the Company’s total revenue, respectively. That customer was the only party who individually accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together for approximately 26% and 29% of the total revenues, respectively. As of June 30, 2023, the Company had two customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets, and together for approximately 37% of the total accounts receivable and contract assets, while as of December 31, 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 38% of the total accounts receivable and contract assets.

Note 18—Liquidity

During the three and six months ended June 30, 2023, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of June 30, 2023. However, all of the warrant liabilities and derivative liabilities under current liabilities on the accompanying condensed consolidated balance sheets will be settled in Class A Common Stock.

To address liquidity needs, the Company entered into various financial arrangements during the three months ended June 30, 2023, including the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the May 2023 Equity Agreements, maturity extensions of the Subordinated Term Loan, the Insider Convertible Debentures, the Third Party Convertible Debentures and the NZ Superfund Convertible Debenture and a conversion of the Rodina Note to Class A Common Stock. In addition, subsequent to June 30, 2023, the Yorkville Investors assigned the YA Convertible Debentures to certain existing investors of the Company and the debentures’ maturity date was extended (See Note 19). The Company has also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow.

In management’s opinion, the Company’s cash on hand, availability under the line of credit and the execution of the cost reduction initiatives will provide liquidity for the Company for at least one year. However, there can be no assurance that the Company will be successful in executing its cost reduction initiatives and may need to raise additional capital in future periods.

Note 19—Subsequent events

On July 6, 2023, the Company issued 5,193,906 shares of Class A Common Stock to a certain PIPE Investor as the payment for the $1.9 million of the subscription fee from April 1, 2023 to June 30, 2023 in relation to the PIPE Software Services Subscription.

On July 11, 2023, the Company entered into an amendment to three of the Insider Convertible Debentures, which extended their maturity date to December 1, 2026.

On July 26, 2023, the Company terminated the operating lease for an office facility in Lexington, Kentucky.

On July 31, 2023, the Company entered into an amendment to three of the Third Party Convertible Debentures, which extended their maturity date to December 1, 2026.

On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to certain existing investors of the Company affiliated with Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the Company and the assignees entered into an amendment to the debentures which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $1.50 and (c) removed restrictions on the assignees’ ability to convert any portion of Convertible Debentures or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month.

Subsequent to June 30, 2023, Yorkville Investor converted $5.9 million of the Second YA Convertible Debenture principal and an insignificant amount of related accrued interest into 19,772,486 shares of Class A Common Stock.

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

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now serves over 8,000 customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, and encompasses over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 100 municipalities in the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 60 patents and 15 trademarks.

We operate as one segment. See Note 1 – Nature of operations and summary of significant accounting policies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for our discussion about segments.

Recent Developments

June 2023 Refinancing

On June 7, 2023, we entered into a $90.0 million June 2023 Revolving Credit Facility, a $75.0 million June 2023 Term Loan agreements and an amendment to the $20.0 million Subordinated Term Loan agreement. Concurrently, we repaid the Revolving Credit Facility and the Term Loan and terminated the related agreements. See “—Liquidity and Capital Resources—Debt” below.

Insider Convertible Notes Amendment

In June and July 2023, we entered into amendments to the Insider Convertible Debentures, Third Party Convertible Debentures and NZ Superfund Convertible Debenture which extended their maturity date to December 1, 2026 and modified the interest rate the NZ Superfund Convertible Debenture bears to 14.0%. See “—Liquidity and Capital Resources—Debt” below.

Rodina Note Conversion

On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. On June 20, 2023, we converted the Rodina Note to Class A Common Stock for its full and final settlement. See “—Liquidity and Capital Resources—Debt” below.

May 2023 Equity Agreements

In May and June 2023, we entered into subscription agreements (the “May 2023 Equity Agreements”) with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which Rubicon issued Class A Common Stock to each purchaser in exchange for the total purchase price of $23.7 million. The May 2023 Equity Agreements include resale restrictions in addition to customary terms, representations, and warranties. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

YA Convertible Debentures Assignment and Amendment

On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to Rubicon’s certain existing investors affiliated with Jose Miguel Enrich. Subsequently, the assignees and we entered into an amendment to the debentures, which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $1.50 and (c) removed restrictions on the assignees’ ability to convert any portion of Convertible Debentures or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month.. See “—Liquidity and Capital Resources—Debt” below.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally downward and contributed to lower recyclable commodity revenue in recent periods. For the three months ended June 30, 2023 and 2022, our recyclable commodity revenue was $13.9 million and $24.3 million, respectively. For the six months ended June 30, 2023 and 2022, our recyclable commodity revenue was $28.7 million and $49.4 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations, including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2023, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended June 30, 2023 and 2022, our product development cost was $7.2 million and $9.3 million, respectively. For the six months ended June 30, 2023 and 2022, our product development cost was $15.3 million and $18.5 million, respectively. We expect product development costs to decrease as a percentage of total revenues in the next 12 months.

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

Recyclable commodity revenue:

We recognize recyclable commodity revenue through the sale of old corrugated cardboard (“OCC”), old newsprint (ONP), aluminum, glass, pallets and other recyclable materials.

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

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$160,641	$140,268	$20,373	14.5%
Recyclable commodity	13,923	24,338	(10,415)	(42.8)%
Total revenue	174,564	164,606	9,958	6.0%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	150,914	136,185	14,009	10.3%
Recyclable commodity	11,968	22,368	(10,418)	(46.5)%
Total cost of revenue (exclusive of amortization and depreciation)	162,162	158,571	3,591	2.3%
Sales and marketing	2,747	4,546	(1,799)	(39.6)%
Product development	7,224	9,315	(2,091)	(22.4)%
General and administrative	13,932	13,253	679	5.1%
Amortization and depreciation	1,344	1,402	(58)	(4.1)%
Total costs and expenses	187,409	187,087	322	0.2%
Loss from operations	(12,845)	(22,481)	9,636	(42.9)%
Other income (expense):
Interest earned	5	-	5	NM %
Loss on change in fair value of warrant liabilities	(414)	(232)	(182)	(78.4)%
Gain on change in fair value of earn-out liabilities	470	-	470	NM %
Loss on change in fair value of derivatives	(335)	-	(335)	NM %
Excess fair value over the consideration for SAFE	-	(800)	800	(100.0)%
Gain on service fee settlements in connection with the Mergers	6,364	-	6,364	NM %
Loss on extinguishment of debt obligations	(6,783)	-	(6,783)	NM %
Interest expense	(8,119)	(3,911)	(4,208)	107.6%
Related party interest expense	(661)	-	(661)	NM %
Other expense	(482)	(357)	(125)	35.0%
Total other income (expense)	(9,955)	(5,300)	(4,655)	87.8%
Loss before income taxes	(22,800)	(27,781)	4,981	(17.9)%
Income tax expense (benefit)	17	13	4	30.8%
Net loss	(22,817)	(27,794)	4,977	(17.9)%

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(27,794)	27,794	(100.0)%
Net loss attributable to noncontrolling interests	(9,615)	-	(9,615)	NM %
Net Loss Attributable to Class A Common Stockholders	(13,202)	-	(13,202)	NM %

NM – not meaningful

Revenue

Total revenue increased by $10.0 million, or 6.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Service revenue increased by $20.4 million, or 14.5%, primarily due to higher prices charged to existing customers in the amount of $31.1 million, which was partially offset by a decrease in volume with existing customers of $10.6 million.

Revenues from sales of recyclable commodities decreased by $10.4 million, or 42.8%, primarily due to a $9.6 million decrease driven by the sales prices for recyclable commodities, especially in OCC, whose price per unit decreased by 54.5%, and a decrease in volume of $0.9 million.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $3.6 million, or 2.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Cost of service revenue increased by $14.0 million, or 10.3%, primarily due to an increase in hauling-related costs as a result of cost increases to service existing customers by $23.7 million driven by higher prices, partially offset by reduced hauling volume by $7.6 million and a $1.5 million decrease in the customer operations costs driven by lower workforce costs.

Cost of recyclable commodity revenue decreased by $10.4 million, or 46.5%, primarily due to a $9.3 million decrease in the cost of recyclable commodities sold, mainly driven by decrease in the price of OCC, and a decrease in volume of $0.8 million.

Sales and marketing

Sales and marketing expenses for the three months ended June 30, 2023 decreased $1.8 million, or 39.6% compared to the three months ended June 30, 2022. The decrease was primarily attributable to lower costs for sales and marketing workforce by $0.8 million and a decrease in other sales and marketing activities by $0.3 million.

Product development

Product development expenses decreased by $2.1 million, or 22.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease was primarily attributable to lower payroll related costs of $0.8 million, lower product development support costs of $0.7 million and lower consulting and professional service costs by $0.5 million.

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

General and administrative

General and administrative expenses increased by $0.7 million, or 5.1%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase in the allowance for bad debt reserve by $1.4 million and an increase in insurance expenses by $0.6 million. The increase was partially offset by a decrease in salaries and wages by $0.5 million, equity based compensation by $0.5 million and other workforce expense by $0.3 million.

Amortization and depreciation

Amortization and depreciation expenses for the three months ended June 30, 2023 were relatively unchanged compared to the three months ended June 30, 2022.

Other income (expense)

Other expense increased by $4.7 million, or 87.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase of a $6.8 million in loss on extinguishment of debt obligations as a result of conversions of debt obligations to Class A Common Stock and prepayments of the Revolving Credit Facility and Term Loan in June 2023 (see “—Liquidity and Capital Resources—Debt” below), a $4.9 million increase in interest expense, including related party interest expense, due to higher borrowings under the revolving line of credit, term loan facilities and convertible notes as well as higher interest rates under revolving credit facility and term loan facilities, a $0.3 million loss on change in fair value of derivatives and a $0.2 million increase in loss on change in fair value of warrant liabilities, partially offset by a $6.4 million gain on service fee settlements in connection with the Mergers, a decreased loss of $0.8 million related to the excess fair value over the consideration received for the SAFE incurred during the three months ended June 30, 2022 but did not repeat in 2023 and a $0.5 million gain on change in fair value of earn-out liabilities.

Income tax expense

Income tax expense for the three months ended June 30, 2023 were relatively unchanged compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$327,006	$274,966	$52,040	18.9%
Recyclable commodity	28,656	49,446	(20,790)	(42.0)%
Total revenue	355,662	324,412	31,250	9.6%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	308,195	265,878	42,317	15.9%
Recyclable commodity	25,155	45,622	(20,467)	(44.9)%
Total cost of revenue (exclusive of amortization and depreciation)	333,350	311,500	21,850	7.0%
Sales and marketing	6,021	8,496	(2,475)	(29.1)%
Product development	15,316	18,533	(3,217)	(17.4)%
General and administrative	32,079	25,880	6,199	24.0%
Gain on settlement of incentive compensation	(18,622)	-	(18,622)	NM %
Amortization and depreciation	2,705	2,892	(187)	(6.5)%
Total costs and expenses	370,849	367,301	3,548	1.0%
Loss from operations	(15,187)	(42,889)	27,702	(64.6)%
Other income (expense):
Interest earned	6	-	6	NM %
Loss on change in fair value of warrant liabilities	(469)	(510)	41	(8.0)%
Gain on change in fair value of earn-out liabilities	5,290	-	5,290	NM %
Loss on change in fair value of derivatives	(2,533)	-	(2,533)	NM %
Excess fair value over the consideration received for SAFE	-	(800)	800	(100.0)
Gain on service fee settlements in connection with the Mergers	6,996	-	6,996	NM %
Loss on extinguishment of debt obligations	(8,886)	-	(8,886)	NM %
Interest expense	(15,295)	(7,686)	(7,609)	99.0%
Related party interest expense	(1,254)	-	(1,254)	NM %
Other expense	(903)	(687)	(216)	31.4%
Total other income (expense)	(17,048)	(9,683)	(7,365)	76.1%
Loss before income taxes	(32,235)	(52,572)	20,337	(38.7)%
Income tax expense (benefit)	33	41	(8)	(19.5)%
Net loss	(32,268)	(52,613)	20,345	(38.7)%

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(52,613)	52,613	(100.0)%
Net loss attributable to noncontrolling interests	(15,937)	-	(15,937)	NM %
Net Loss Attributable to Class A Common Stockholders	(16,331)	-	(16,331)	NM %

NM – not meaningful

Revenue

Total revenue increased by $31.3 million, or 9.6%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Service revenue increased by $52.0 million, or 18.9%, primarily due to an increase in volumes of $28.6 million mainly driven by expanded services with existing customers, higher prices charged to existing customers in the amount of $22.8 million, $2.6 million from new customers and a one-time $1.1 million customer credit in 2022 which did not repeat in 2023, partially offset by a decrease of $3.6 million due to cancelled customers.

Revenues from sales of recyclable commodities decreased by $20.8 million, or 42.0%, primarily due to a $24.2 million decrease driven by the sales prices for recyclable commodities, especially in OCC, whose price per unit decreased by 64.5%. The decrease was partially offset by an increase in pallet sales by $1.8 million, out of which $1.6 million is attributable to increase in volume and $0.2 million is due to higher price, and a $0.9 million increase in OCC volumes.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $21.9 million, or 7.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Cost of service revenue increased by $42.3 million, or 15.9%, primarily due to increased hauling volume by $34.2 million mainly driven by service expansion with existing customers, an increase in hauling-related cost to service existing customers by $8.5 million driven by higher prices, and a $2.3 million increase related to new customers, partially offset by a $2.9 million decrease related to cancelled customers.

Cost of recyclable commodity revenue decreased by $20.5 million, or 44.9%, primarily due to a $23.2 million decrease driven by the sales prices for recyclable commodities, especially in OCC. The decrease was partially offset by a $0.9 million increase in OCC volumes, an increase of pallet sales by $1.8 million, out of which $1.5 million is attributable to volume increase and $0.3 million is due to higher price.

Sales and marketing

Sales and marketing expenses for the six months ended June 30, 2023 decreased $2.5 million, or 29.1% compared to the six months ended June 30, 2022. The decrease was primarily attributable to lower costs for sales and marketing workforce by $1.1 million and a decrease in other sales and marketing activities, such as advertising and events, by $1.4 million.

Product development

Product development expenses decreased by $3.2 million, or 17.4%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease was primarily attributable to lower payroll and workforce related costs by $1.4 million, lower product development support costs by $1.2 million, and lower consulting and professional service costs by $0.7 million.

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

General and administrative

General and administrative expenses increased by $6.2 million, or 24.0%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily attributable to $6.1 million severance pay incurred during the six months ended June 30, 2023 and an increase in insurance expenses by $1.2 million. Additionally, during the six months ended June 30, 2023, there was a $3.9 million increase in bad debt expense. During the six months ended June 30, 2022, we collected cash for approximately $3.0 million for which reserves had previously been established thereby resulting in a gain during the period. The increases in general and administrative expenses were partially offset by a decrease in equity based compensation by $2.3 million and workforce related costs by $2.1 million.

Gain on settlement of incentive compensation

The $18.6 million gain on settlement of incentive compensation for the six months ended June 30, 2023 was entirely attributable to replacing the $26.8 million of the accrued management rollover consideration with RSU awards which were valued at $8.2 million at the time of the settlement.

Amortization and depreciation

Amortization and depreciation expenses for the six months ended June 30, 2023 were relatively unchanged compared to the six months ended June 30, 2022.

Other income (expense)

Other expense increased by $7.4 million, or 76.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase was primarily attributable to a $8.9 million loss on extinguishment of debt obligations as a result of conversions of debt obligations to Class A Common Stock and prepayments of the Revolving Credit Facility in June 2023 and Term Loan in February and June 2023 (see “—Liquidity and Capital Resources—Debt” below), a $8.9 million increase in interest expense, including related party interest expense, due to higher borrowings under the revolving line of credit, term loan facilities and convertible notes as well as higher interest rates under revolving credit facility and term loan facilities, and a $2.5 million loss on change in fair value of derivatives, partially offset by a $7.0 million gain on service fee settlements in connection with the Mergers, a $5.3 million gain on change in fair value of earn-out liabilities, and a decreased loss of $0.8 million related to the excess fair value over the consideration received for the SAFE incurred during the six months end June 30, 2022 but did not repeat in 2023.

Income tax expense

Income tax expense for the six months ended June 30, 2023 were relatively unchanged compared to the six months ended June 30, 2022.

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

Our revenue net retention rate was 104.9% and 113.4% as of June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Total revenue	$174,564	$164,606	$355,662	$324,412
Less: total cost of revenue (exclusive of amortization and depreciation)	162,162	158,571	333,350	311,500
Less: amortization and depreciation for revenue generating activities	614	579	1,188	1,229
Gross profit	$11,788	$5,456	$21,124	$11,683
Gross profit margin	6.8%	3.3%	5.9%	3.6%

Gross profit	$11,788	$5,456	$21,124	$11,683
Add: amortization and depreciation for revenue generating activities	614	579	1,188	1,229
Add: platform support costs(1)	5,541	6,657	11,777	12,877
Adjusted gross profit	$17,943	$12,692	$34,089	$25,789
Adjusted gross profit margin	10.3%	7.7%	9.6%	7.9%

Amortization and depreciation for revenue generating activities	$614	$579	$1,188	$1,229
Amortization and depreciation for sales, marketing, general and administrative activities	730	823	1,517	1,663
Total amortization and depreciation	$1,344	$1,402	$2,705	$2,892

Platform support costs(1)	$5,541	$6,657	$11,777	$12,877
Marketplace vendor costs(2)	156,621	151,914	321,573	298,623
Total cost of revenue (exclusive of amortization and depreciation)	$162,162	$158,571	$333,350	$311,500

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and GAAP net loss is its most comparable GAAP measurement. We define adjusted EBITDA as GAAP net loss adjusted to exclude interest expense and income, income tax expense and benefit, amortization and depreciation, gain or loss on extinguishment of debt obligations, equity-based compensation, phantom unit expense, gain or loss on change in fair value of warrant liabilities, gain or loss on change in fair value of earn-out liabilities, gain or loss on change in fair value of derivatives, executive severance charges, gain or loss on settlement of the management rollover bonuses, gain or loss on service fee settlements in connection with the Mergers, other non-operating income and expenses, and unique non-recurring income and expenses.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Total revenue	$174,564	$164,606	$355,662	$324,412

Net loss	$(22,817)	$(27,794)	$(32,268)	$(52,613)
Adjustments:
Interest expense	8,119	3,911	15,295	7,686
Related party interest expense	661	-	1,254	-
Interest earned	(5)	-	(6)	-
Income tax expense (benefit)	17	13	33	41
Amortization and depreciation	1,344	1,402	2,705	2,892
Loss on extinguishment of debt obligations	6,783	-	8,886	-
Equity-based compensation	1,804	126	11,106	184
Phantom unit expense	-	2,021	-	4,570
Loss on change in fair value of warrant liabilities	414	232	469	510
Gain on change in fair value of earn-out liabilities	(470)	-	(5,290)	-
Loss on change in fair value of derivatives	335	-	2,533	-
Executive severance charges	-	-	4,553	-
Gain on settlement of Management Rollover Bonuses	-	-	(26,826)	-
Excess fair value over the consideration received for SAFE	-	800	-	800
Gain on service fee settlements in connection with the Mergers	(6,364)	-	(6,996)	-
Other expenses(3)	482	357	903	687
Adjusted EBITDA	$(9,697)	$(18,932)	$(23,649)	$(35,243)
Net loss as a percentage of total revenue	(13.1)%	(16.9)%	(9.1)%	(16.2)%
Adjusted EBITDA as a percentage of total revenue	(5.6)%	(11.5)%	(6.6)%	(10.9)%

(3)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties and gains and losses on sale of property and equipment.

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

Our principal sources of liquidity have been borrowings under our credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, and to service our debt obligations.

Our principal uses of cash in recent periods have been funding operations and servicing debts. Our long-term future capital requirements will depend on many factors, including revenue growth rate, achieving higher profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts and the continuing market adoption of our products.

During the three and six months ended June 30, 2023, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of June 30, 2023. However, all of the warrant liabilities and derivative liabilities under current liabilities will be settled in Class A Common Stock.

To address liquidity needs, we entered into the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the May 2023 Equity Agreements during the three months ended June 30, 2023. Additionally, we have amended the Subordinated Term Loan, Insider Convertible Debentures, Third Party Convertible Debentures and NZ Superfund Convertible Debenture to extend their maturity dates and converted the Rodina Note to Class A Common Stock. Furthermore, subsequent to June 30, 2023, the YA Convertible Debentures were assigned to certain existing investors of ours and the assignees and we entered into an amendment to the debentures which extended the maturity date. We have also been working to execute our plan to modify our operations to further reduce spending and improve cash flow.

We believe that the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the extended maturities of the Subordinated Term Loan, the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debenture and the YA Convertible Debentures, the May 2023 Equity Agreements, execution of the cost reduction initiatives, cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet our known liquidity needs for the next 12 months. However, there can be no assurance that we will be successful in executing the cost reduction initiatives and may need to raise additional capital in future periods.

We may receive additional capital from the cash exercise of the Public and Private Warrants. However, the exercise price of our Public and Private Warrants is $11.50 per warrant and the last reported sales price of our Class A Common Stock on August 10, 2023 was $0.72. The likelihood that holders will exercise their Public and Private Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Class A Common Stock and we do not currently expect to receive any cash proceeds from the exercise of Public and Private Warrants in the short- to medium-term due to the trading price of our Class A Common Stock. If the trading price for our Class A Common Stock continues to be less than $11.50 per share, we do not expect Public and Private Warrant holders to exercise their warrants. Similarly, the Private Warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the Private Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Public and Private Warrants when planning for our operational funding needs.

See “—Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(37,309)	$(16,272)
Net cash used in investing activities	(628)	(685)
Net cash provided by financing activities	51,374	13,222
Net increase (decrease) in cash and cash equivalents	$13,437	$(3,735)

Cash flows used in operating activities

Net cash used in operating activities increased by $21.0 million to $37.3 million for the six months ended June 30, 2023, compared to $16.3 million for the six months ended June 30, 2022. The increase in cash used in operating activities was driven by:

●	a $32.9 million unfavorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in unfavorable impact from accounts payable by $24.6 million, accrued expenses by $15.1 million, prepaid expenses by $2.9 million and other liabilities by $1.8 million, partially offset by an increase in favorable impact from contract assets by $9.0 million, contract liabilities by $1.4 million and accounts receivable by $0.7 million; and

●

a $8.4 million net increase in non-cash gains which was primarily attributable to a $26.8 million increase in settlement of accrued incentive compensation, a $7.0 million gain on service fee settlement in connection with the Mergers, a $5.3 million gain on change in fair value of earn-out liabilities, a $4.6 million decrease in phantom unit expense and a $0.8 million decrease in excess fair value over the consideration received for SAFE, partially offset by $10.9 million increase in equity-based compensation costs, a $8.9 million loss on extinguishment of debt obligations, $4.1 million paid-in-kind interest capitalized to the principal of debt obligations, a $3.9 million increase in bad debt reserve, $3.8 million of service fees settled in common stock, a $2.5 million loss on change in fair value of derivatives and a $2.2 million increase in amortization of deferred debt charges, including related party debt issuance costs;

●	partially offset by $20.3 million decrease in net loss.

Cash flows used in investing activities

Net cash used in investing activities decreased by $0.1 million to $0.6 million for the six months ended June 30, 2023 compared to $0.7 million for the six months ended June 30, 2022. The decrease in cash used in investing activities was driven by a decrease in cash used for property and equipment purchases.

Cash flows from financing activities

Net cash provided by financing activities was $51.4 million for the six months ended June 30, 2023 and $13.2 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 resulted primarily from proceeds of $86.2 million from new third party debt, $24.8 million from the issuance of common stock and $14.5 million from related party debt, offset in part by $53.5 million repayments of debt, $13.9 million of financing costs paid, $5.6 million net payments on the line of credit and $1.1 million cash outflow for RSUs withheld to pay taxes. Net cash provided by financing activities for the six months ended June 30, 2022 resulted primarily from net borrowing on line of credit of $11.5 million and proceeds from the SAFE of $8.0 million, partially offset by $3.0 million repayments of debt, $2.0 million of financing costs paid and $1.3 million payments of deferred offering costs.

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

Debt

On December 14, 2018, we entered into a Revolving Credit Facility, which was subsequently amended, and which provided for borrowings of up to $75.0 million with a maturity date of the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan and (c) the maturity of the Subordinated Term Loan. During the three months ended June 30, 2023 until it was fully prepaid on June 7, 2023, the Revolving Credit Facility bore interest between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On June 7, 2023, we fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility, resulting in $2.6 million of a loss on extinguishment of debt obligations.

On March 29, 2019, we entered into a Term Loan agreement, which was subsequently amended, and which provided for $60.0 million of term loan with a maturity date of May 23, 2024. The Term Loan bore interest at SOFR plus 9.6% during the three months ended June 30, 2023 until it was fully prepaid on June 7, 2023. On June 7, 2023, we fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility, resulting in $2.5 million of a loss on extinguishment of debt obligations.

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan with a maturity date of May 23, 2024. The Subordinated Term Loan bore interest at 14% until the agreement was amended on June 7, 2023. On June 7, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity date to the earlier of (i) the scheduled maturity date (June 7, 2025, which we have an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15.0%, of which 11.0% will be paid in cash and 4.0% will be paid in kind by capitalizing such interest accrued to the principal each month in arrears. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreement, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until we repay the Subordinated Term Loan in full.

On November 30, 2022, as part of the YA SPA, we issued the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, net proceed of $5.0 million after deduction of commitment fee. The First YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the First YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the three months ended June 30, 2023, the Yorkville Investor converted $2.0 million of the principal and insignificant amount of the accrued interest of the First YA Convertible Debenture to Class A Common Stock. During the six months ended June 30, 2023, the Yorkville Investor converted $4.2 million of the principal and $0.1 million of the accrued interest to Class A Common Stock. There has been no additional conversion of the First YA Convertible Debenture subsequent to June 30, 2023. On August 8, 2023, the Yorkville Investor assigned the First YA Convertible Debenture to certain existing investors of ours affiliated with Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the First YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $1.50 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month.

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with certain members of our management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 16, 2022, the First Closing Insider Investors purchased convertible debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider Convertible Debentures had a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. During the six months ended June 30, 2023, the First Closing Insider Investors did not convert any amount of the principal or accrued interest of the First Closing Insider Convertible Debentures. Concurrent with the issuance of the First Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the First Closing Insider Investors, pursuant to which the First Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the First Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. On June 2, 2023 and July 11, 2023, we entered into an amendment to all of the First Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026.

On February 1, 2023, we entered into security purchase agreements (the “Third Party SPA” and the “NZ Superfund SPA”, collectively the “Second Closing Insider SPA”) with various third-party investors (the “Third Party Insider Investors”) and the NZ Superfund (the Third Party Insider Investors and NZ Superfund collectively, “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Third Party Insider Convertible Debentures and NZ Superfund Convertible Debenture (collectively “Second Closing Insider Convertible Debentures”) in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider Convertible Debentures have a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for NZ Superfund Debenture that accrued interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. During the six months ended March 31, 2023, the Second Closing Insider Investors did not convert any amount of the principal or accrued interest of the Second Closing Insider Convertible Debentures. Concurrent with the issuance of the Second Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the Second Closing Insider Investors, pursuant to which the Second Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Second Closing Insider Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. On June 2, 2023 and July 31, 2023, we entered into amendments to all of the Second Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026 and modifying the interest rate the NZ Superfund Convertible Debenture bears to 14.0%.

On February 2, 2023, we issued the Rodina Note. The Rodina Note has a principal of $3.0 million, accrues interest at an annual rate of 16.0% and matures on July 1, 2024. Interest is to be paid in kind by quarterly capitalizing the accrued amount to the principal at the end of each calendar quarter and will be due at maturity with the principal. On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the conversion agreement, we agreed to issue Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. On June 20, 2023, we issued Class A Common Stock in accordance with the conversion agreement and settled the Rodina Note.

On February 3, 2023, as part of the YA SPA, we issued the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the three and six months ended June 30, 2023, the Yorkville Investor converted $1.3 million of the principal and $0.1 million of the accrued interest of the Second YA Convertible Debenture to Class A Common Stock. Additionally, subsequent to June 30, 2023, the Yorkville Investor converted $5.9 million of the principal and insignificant amount of the accrued interest of the Second YA Convertible Debenture to Class A Common Stock. On August 8, 2023, the Yorkville Investor assigned the Second YA Convertible Debenture to certain existing investors of ours affiliated with Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the Second YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $1.50 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month.

On June 7, 2023, we entered into the June 2023 Revolving Credit Facility, which provides a line of credit up to $90.0 million, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.5% as of June 30, 2023). As of June 30, 2023, we had $46.2 million of borrowings under the Revolving Credit Facility and $3.0 million remained available to draw. The borrowing capacity is calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

On June 7, 2023, we entered into a $75.0 million June 2023 Term Loan agreement with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% (or 8.25% if the Company meets certain conditions defined in the agreement). We have the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through September 30, 2023 as additional principal, and in such instance, the margin applicable for the interest rate is 10.25%. We elected to pay the interest accrued through June 30, 2023 in kind, and thus, the applicable interest rate as of June 30, 2023 was 18.5%. We also have the option to pay in kind any excess interest over 13.25% after paying the first 13.25% in cash from October 1, 2023 through the maturity. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12% of the principal repaid. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, we entered into the June 2023 Term Loan Warrants agreements and issued common stock purchase warrants. The June 2023 Term Loan Warrants granted the lender the right to purchase up to 16,972,879 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.01 any time before June 7, 2033. If at any time on or before December 7, 2024, we issue additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under our equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in Rubicon’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by Rubicon up to $20.0 million in the aggregate, with certain exceptions defined in the agreement. Since the issuance through June 30, 2023, none of the June 2023 Term Loan Warrants were exercised.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. Additionally, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include the consistent Minimum Liquidity Threshold, which reduces the availability under the June 2023 Revolving Credit Facility initially by $19.0 million. During the terms of the agreements, the Minimum Liquidity Threshold could be decreased by up to $9.0 million, which will make the Minimum Liquidity Threshold to $10.0 million, if we achieve certain financial conditions defined in the agreements. As of June 30, 2023, the Minimum Liquidity Threshold was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require us to maintain a $2.0 million letter of credit, which could be eliminated upon our achievement of certain financial conditions defined in the agreements.

See Note 5 – Debt, Note 9 – Warrants and Note 19 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On August 31, 2022, we entered into the SEPA with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, Rubicon has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of our Class A Common Stock at a discounted per share price until the earlier of the 36 month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth therein. Any issuances and sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, we issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. We have not sold any shares of Class A Common Stock under the SEPA during the period between August 31, 2022 and June 30, 2023. For more information regarding the SEPA, see Note 11 – Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0001 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. For more information regarding the YA Warrant, see Note 11 – Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

In May 2023, we entered into the May 2023 Equity Agreements with various investors, including entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which we agreed to issue Class A Common Stock for the total purchase price of $23.7 million. On June 20, 2023, we issued Class A Common Stock to the investors pursuant to the May 2023 Equity Agreements.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5 – Debt and Note 15 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

As of June 30, 2023, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $24.4 million through October 2024, $16.9 million of which is due through June 30, 2024. See Note 15 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor.

As disclosed in Note 15 – Commitments and contingencies, on March 28, 2023 and June 27, 2023, we entered into amendments to the software services subscription agreement with the PIPE Investor, which provides us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due between July 2023 and December 2023 (i) in cash or (ii) our equity or debt securities if we satisfy certain conditions as defined within the amended agreement.

As disclosed in Note 19 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report, in accordance with the amended agreement, we settled $1.9 million of the software services subscription fee incurred during the three months ended June 30, 2023 by issuing Class A Common Stock on July 6, 2023.

As disclosed in Note 19 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report, we terminated the operating lease for an office facility in Lexington, Kentucky.

We could also be required to make certain significant payments under the Tax Receivable Agreement discussed above.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as Note 1, Nature of operations and summary of significant accounting policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information regarding recently issued accounting pronouncements and recently adopted accounting pronouncements, see Note 2 – Recent accounting pronouncements, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement on Form S-1, as originally filed with the SEC on February 8, 2023 (as further amended, the “Registration Statement”), (ii) the 10-K Annual Report as filed with the SEC on March 23, 2023, and (iii) the 10-Q Quarterly Report filed with the SEC on May 22, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Results of Operations and Financial Condition

On August 8, 2023, the Company filed with the SEC a Current Report on Form 8-K (the “Form 8-K”), including as Exhibit 99.1 thereto a press release that announced earnings results for the quarter ended June 30, 2023 (the “Earnings Release”). On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to certain existing investors of the Company affiliated with Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock). Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the Company and the assignees entered into an amendment to the debentures which extended their terms through December 1, 2026.

As a result, the Company has reclassified $9.5 million previously presented in “Debt obligations, net of debt issuance costs” under “Current Liabilities” on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 included in the Earnings Release, to “Debt obligations, net of debt issuance costs” under “Long-Term Liabilities” as presented on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q. Additionally, the Company has reclassified $2.2 million previously presented in “Derivative Liabilities” under “Current Liabilities” on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 included in the Earnings Release, to “Derivative Liabilities” under “Long-Term Liabilities” as presented on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q. The Company is not revising the Earnings Release previously filed with the Form 8-K as a result of these subsequent updates.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
4.1	Form of Warrant Agreement by and between Rubicon Technologies, Inc. and each holder thereto.	8-K	001-40910	4.1	June 8, 2023
10.1	Form of May 2023 Equity Subscription Agreement	8-K	001-40910	10.1	May 24, 2023
10.2	Eighth Amendment to Loan and Security Agreement, dated as of May 19, 2023, by and among the Borrowers, Guarantors, and Pathlight Capital LP.	8-K	001-40910	10.2	May 24, 2023
10.3	Third Amendment to Subordinated Term Loan Agreement, dated as of May 19, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	8-K	001-40910	10.3	May 24, 2023
10.4	The Loan Conversion Agreement, dated as of May 19, 2023, by and between the Company and CHPAF Holdings SAPI de CV.	8-K	001-40910	10.4	May 24, 2023
10.5	Financing Commitment, dated as of May 20, 2023, by and between the Company and Rodina Capital.	8-K	001-40910	10.5	May 24, 2023
10.6	Amendment to the Grant Notice and Standard Terms and Conditions of Restricted Stock Unit Award, dated as of May 21, 2023, of Philip Rodoni.	8-K	001-40910	10.6	May 24, 2023
10.7	Amendment to CEO Transition Agreement, dated as of May 21, 2023, of Nathaniel Morris.	8-K	001-40910	10.7	May 24, 2023
10.8	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors and Acquiom Agency Services LLC.	8-K	001-40910	10.1	June 8, 2023
10.9	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors, and Midcap Funding IV, Trust.	8-K	001-40910	10.2	June 8, 2023
10.10	Fourth Amendment to Subordinated Term Loan Agreement, dated as of June 7, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	8-K	001-40910	10.3	June 8, 2023
10.11	Form of Amendment to Convertible Debenture (First Closing).	8-K	001-40910	10.4	June 8, 2023
10.12	Form of Amendment to Convertible Debenture (Second Closing).	8-K	001-40910	10.5	June 8, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: August 11, 2023	By:	/s/ Philip Rodoni
Philip Rodoni
Chief Executive Officer