Form 10-Q
period 2023-09-30
Rubicon Technologies, Inc.
filed 2023-11-13
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 37,419,939 shares of Class A Common Stock, par value $0.0001 per share, and 4,425,388 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$13,433	$10,079
Accounts receivable, net	59,600	65,923
Contract assets	68,629	55,184
Prepaid expenses	19,532	10,466
Other current assets	4,168	2,109
Related-party notes receivable	-	7,020
Total Current Assets	165,362	150,781

Property and equipment, net	1,633	2,644
Operating right-of-use assets	792	2,827
Other noncurrent assets	2,043	4,764
Goodwill	32,132	32,132
Intangible assets, net	8,465	10,881
Total Assets	$210,427	$204,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$52,965	$75,113
Line of credit	65,477	51,823
Accrued expenses	83,666	108,002
Contract liabilities	6,524	5,888
Operating lease liabilities, current	925	1,880
Warrant liabilities	26,502	20,890
Derivative liabilities	8,428	-
Debt obligations, net of deferred debt charges	-	3,771
Total Current Liabilities	244,487	267,367

Long-Term Liabilities:
Deferred income taxes	239	217
Operating lease liabilities, noncurrent	60	1,826
Debt obligations, net of deferred debt charges	76,818	69,458
Related-party debt obligations, net of deferred debt charges	15,794	10,597
Derivative liabilities	5,536	826
Earn-out liabilities	160	5,600
Other long-term liabilities	-	2,590
Total Long-Term Liabilities	98,607	91,114
Total Liabilities	343,094	358,481

Commitments and Contingencies (Note 16)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 34,803,951 and 6,985,869 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	1
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 4,425,388 and 14,432,992 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	1
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	118,884	34,659
Accumulated deficit	(381,845)	(337,860)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(262,958)	(303,199)
Noncontrolling interests	130,291	148,747
Total Stockholders’ Deficit	(132,667)	(154,452)
Total Liabilities and Stockholders’ (Deficit) Equity	$210,427	$204,029

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Service	$159,119	$162,789	$486,125	$437,755
Recyclable commodity	12,138	22,194	40,794	71,640
Total revenue	171,257	184,983	526,919	509,395

Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	147,018	157,504	455,213	423,382
Recyclable commodity	10,272	20,234	35,427	65,856
Total cost of revenue (exclusive of amortization and depreciation)	157,290	177,738	490,640	489,238
Sales and marketing	2,903	4,840	8,924	13,336
Product development	8,309	9,803	23,625	28,336
General and administrative	13,803	186,640	45,882	212,520
Gain on settlement of incentive compensation	-	-	(18,622)	-
Amortization and depreciation	1,277	1,439	3,982	4,331
Total Costs and Expenses	183,582	380,460	554,431	747,761
Loss from Operations	(12,325)	(195,477)	(27,512)	(238,366)

Other Income (Expense):
Interest earned	5	1	11	1
Gain (loss) on change in fair value of warrant liabilities	3,354	74	2,885	(436)
Gain on change in fair value of earnout liabilities	150	67,100	5,440	67,100
Loss on change in fair value of derivatives	(1,245)	(76,919)	(3,778)	(76,919)
Excess fair value over the consideration received for SAFE	-	-	-	(800)
Gain on service fee settlements in connection with the Mergers	-	-	6,996	-
Loss on extinguishment of debt obligations	(9,348)	-	(18,234)	-
Interest expense	(9,179)	(4,578)	(24,474)	(12,264)
Related party interest expense	(453)	-	(1,707)	-
Other expense	(1,116)	(1,307)	(2,019)	(1,994)
Total Other Income (Expense)	(17,832)	(15,629)	(34,880)	(25,312)
Loss Before Income Taxes	(30,157)	(211,106)	(62,392)	(263,678)

Income tax expense	16	19	49	60
Net Loss	$(30,173)	$(211,125)	$(62,441)	$(263,738)

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(176,384)	-	(228,997)
Net loss attributable to noncontrolling interests	(2,519)	(16,933)	(18,456)	(16,933)
Net Loss Attributable to Class A Common Stockholders	$(27,654)	$(17,808)	$(43,985)	$(17,808)

Net loss per Class A Common share – basic and diluted	$(0.85)	$(2.93)	$(2.47)	$(2.93)
Weighted average shares outstanding – basic and diluted	32,381,649	6,083,847	17,786,466	6,083,847

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except shares and units data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	11,105	-	-	11,105

Issuance of common stock for services rendered	-	-	1,164,757	-	-	-	-	-	10,245	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	-	-	463,961	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	10,603	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	2,517,284	-	-	-	-	-	10,846	-	-	10,846

Proceeds from issuance of common stock	-	-	7,257,334	1	-	-	-	-	24,766	-	-	24,767

Exercise and conversion of liability classified warrants	-	-	319,922	-	-	-	-	-	1,073	-	-	1,073

Exchange of Class V Common Stock to Class A Common Stock	-	-	10,007,604	1	(10,007,604)	(1)	-	-	-	-	-	-

Common stock issuance costs	-	-	-	-	-	-	-	-	(32)	-	-	(32

Net loss	-	-	-	-	-	-	-	-	-	(16,331)	(15,937)	(32,268)

Balance, June 30, 2023	-	$-	28,727,334	$3	4,425,388	$-	-	$-	$92,540	$(354,191)	$132,810	$(128,838)

Equity-based compensation	-	-	-	-	-	-	-	-	2,134	-	-	2,134

Issuance of common stock for services rendered	-	-	711,566	-	-	-	-	-	2,055	-	-	2,055

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	1,682	-	-	1,682

Issuance of common stock for vested RSUs	-	-	1,139,775	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	4,602	-	-	-	-	-	-	-	-	-

Conversion of debt obligations to common stock	-	-	3,900,321	-	-	-	-	-	19,334	-	-	19,334

Exercise and conversion of liability classified warrants	-	-	291,143	-	-	-	-	-	1,139	-	-	1,139

Shares added for fractional shares pursuant to reverse stock split	-	-	29,210	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(27,654)	(2,519)	(30,173)

Balance, September 30, 2023	-	$-	34,803,951	$3	4,425,388	$-	-	$-	$118,884	$(381,845)	$130,291	$(132,667)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	4,188,659	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Compensation costs related to incentive units	-	184	-	-	-	-	-	-	-	-	-	184

Net loss	-	(52,613)	-	-	-	-	-	-	-	-	-	(52,613)

Balance, June 30, 2022	4,188,659	$(113,733)	-	$-	-	$-	-	$-	$-	$-	$-	$(113,733)

Activities prior to the Mergers:

Compensation costs related to incentive units	-	46	-	-	-	-	-	-	-	-	-	46

Net loss	-	(176,384)	-	-	-	-	-	-	-	-	-	(176,384)

Effects of the Mergers:

Proceeds, net of redemptions	-	-	-	-	-	-	-	-	196,775	-	-	196,775

Transaction costs related to the Mergers	-	(36,075)	-	-	-	-	-	-	(31,249)	-	-	(67,324)

Accelerated vesting and conversion of incentive units	383,769	77,403	-	-	-	-	-	-	-	-	-	77,403

Exchange of liability classified warrants	7,751	1,717	-	-	-	-	-	-	-	-	-	1,717

Reclassification of SAFE	110,000	8,800	-	-	-	-	-	-	-	-	-	8,800

Phantom units rollover	-	-	-			-	-	-	15,104	-	-	15,104

Reverse recapitalization	(4,690,179)	238,226	-	-	-	-	-	-	(180,630)	(57,596)	-	-

Issuance of common stock upon the Mergers - Class A and Class V	-	-	5,787,501	1	14,834,735	1	-	-	1	-	-	3

Establishment of earn-out liabilities	-	-	-	-	-	-	-	-	(1)	(74,099)	-	(74,100)

Establishment of noncontrolling interests	-	-	-	-	-	-	-	-	-	(177,698)	177,698	-

Activities subsequent to the Mergers

Equity-based compensation	-	-	-	-	-	-	-	-	10,913	-	-	10,913

Issuance of common stock in connection with SEPA – Class A	-	-	25,000	-	-	-	-	-	892	-	-	892

Exchange of Class V Common Stock to Class A Common Stock	-	-	401,780	-	(401,780)	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(17,808)	(16,933)	(34,741)

Balance, September 30, 2022	-	$-	6,214,281	$1	14,432,955	$1	-	$-	$11,805	$(327,201)	$160,765	$(154,629)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(62,441)	$(263,738)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	777	23
Gain on lease agreement amendment	(220)	-
Amortization and depreciation	3,982	4,026
Amortization of deferred debt charges	6,392	2,378
Amortization of related party debt discount and issuance costs	586	-
Paid-in-kind interest capitalized to principal of debt obligations	6,733	-
Paid-in-kind interest capitalized to principal of related party debt obligations	1,012	-
Bad debt reserve	2,065	(2,366)
(Gain) Loss on change in fair value of warrants	(2,885)	436
Loss on change in fair value of derivatives	3,778	76,919
Gain on change in fair value of earn-out liabilities	(5,440)	(67,100)
Loss on extinguishment of debt obligations	18,234	-
Excess fair value over the consideration received for SAFE	-	800
SEPA commitment fee settled in Class A Common Stock	-	892
Equity-based compensation	13,239	88,546
Phantom unit expense	-	6,783
Deferred compensation expense	-	1,250
Settlement of accrued incentive compensation	(26,826)	-
Service fees settled in common stock	5,863	-
Gain on service fee settlement in connection with the Mergers	(6,996)	-
Deferred income taxes	22	41
Change in operating assets and liabilities:
Accounts receivable	4,258	(13,636)
Contract assets	(13,445)	(5,821)
Prepaid expenses	(6,731)	(5,528)
Other current assets	(2,122)	(131)
Operating right-of-use assets	868	801
Other noncurrent assets	140	355
Accounts payable	(22,148)	10,967
Accrued expenses	17,033	52,450
Contract liabilities	636	(142)
Operating lease liabilities	(1,335)	(1,273)
Other liabilities	(1,602)	150
Net cash flows from operating activities	(66,573)	(112,918)

Cash flows from investing activities:
Property and equipment purchases	(750)	(1,150)
Forward purchase option derivative purchase	-	(68,715)
Net cash flows from investing activities	(750)	(69,865)

Cash flows from financing activities:
Net borrowings on line of credit	13,653	179
Proceeds from debt obligations	86,226	-
Repayments of debt obligations	(53,500)	(4,500)
Proceeds from related party debt obligations	14,520	-
Financing costs paid	(13,891)	(2,000)
Proceeds from issuance of common stock	24,767	-
Proceeds from SAFE	-	8,000
Proceeds from the Mergers	-	196,778
Equity issuance costs	(31)	(21,827)
RSUs withheld to pay taxes	(1,067)	-
Net cash flows from financing activities	70,677	176,630

Net change in cash and cash equivalents	3,354	(6,153)
Cash, beginning of period	10,079	10,617
Cash, end of period	$13,433	$4,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,934	$9,023

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liability for Class A and Class V Common Stock	$2,250	$1,716
Conversion of SAFE for Class B Units	$-	$8,000
Establishment of earn-out liabilities	$-	$74,100
Equity issuance costs accrued but not paid	$-	$44,235
Fair value of derivatives issued as deferred debt charges	$12,739	$-
Conversions of debt obligations to common stock	$17,000	$-
Conversions of related-party debt obligations to common stock	$3,080	$-
Equity issuance costs waived	$6,364	$-
Equity issuance costs settled with common stock	$7,069	$-
Loan commitment asset reclassed to deferred debt charges	$2,062	$-

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

Reverse Stock Split – On September 26, 2023, the Company effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the New York Stock Exchange (the “NYSE”) beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. Equitable adjustments corresponding to the reverse stock split ratio were made to all (i) issued and outstanding shares of all other classes of stock of the Company, (ii) the exercise prices of and number of shares of common stock underlying the Company’s public and private warrants, (iii) the number of shares of common stock underlying the Company’s outstanding equity awards, and (iv) the number of shares of common stock issuable under the Company’s equity incentive plan. All share and per share amounts of the common stock included in the accompanying condensed consolidated financial statements and these notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2023 and December 31, 2022 was insignificant.

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

Accounts Receivable and Contract Balances –Accounts receivable consist of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of September 30, 2023 and December 31, 2022, the allowances for accounts receivable were $4.6 million and $3.6 million, respectively, and the allowances for contract assets were insignificant.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of September 30, 2023 and December 31, 2022, the Company had unbilled receivables of $68.6 million and $55.2 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the nine months ended September 30, 2023, the Company invoiced its customers $55.2 million pertaining to contract assets for services delivered prior to December 31, 2022.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance monthly basis. As of September 30, 2023 and December 31, 2022, the Company had deferred revenue balances of $6.5 million and $5.9 million, respectively. During the nine months ended September 30, 2023, the Company recognized $5.5 million of revenue that was included in the contract liabilities balance as of December 31, 2022.

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

Level 1 – Valuations for financial assets and financial liabilities traded in active exchange markets, such as the NYSE.

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

See Note 15 for further information regarding fair value measurements.

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of September 30, 2023 and December 31, 2022 were $-0-. The total amount of the offering costs recognized as offset against additional paid-in capital at the Closing was $67.3 million. The subsequent settlements of certain offering costs during the nine months ended September 30, 2023 resulted in a gain of $7.0 million, which is recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations. No such settlement occurred during the three months ended September 30, 2023.

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the estimated life of the customer. Amortization of these customer acquisition costs is presented within amortization and depreciation on the condensed consolidated statements of operations.

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

As of September 30, 2023, the Company has both liability-classified and equity-classified warrants outstanding. See Note 9 for further information.

Earn-out Liabilities – Pursuant to the Merger Agreement, (i) Blocked Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 186,064 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 1,112,605 Class B Units (as defined in Note 3) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”).

(1)	50% of the Earn-Out Interests if the volume weighted average price (the “VWAP”) of the Class A Common Stock equals or exceeds $112.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of thirty (30) consecutive trading days during the Earn-Out Period; and

(2)	50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $128.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of any thirty (30) consecutive trading days during the Earn-Out Period.

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ (deficit) equity on the consolidated balance sheet. As of September 30, 2023 and December 31, 2022, the Earn-Out Interests had a fair value of $0.2 million and $5.6 million, respectively, with the changes in the fair value of $5.4 million recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 12.1% and 35.9% of Holdings LLC’s net loss during the three and nine months ended September 30, 2023, respectively, was allocated to noncontrolling interests (“NCI”).

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of September 30, 2023 or December 31, 2022, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense was $-0- million and $-0- million for the three months ended September 30, 2023 and 2022, respectively, with an effective tax rate of (0.1)% and (0.0)%, respectively The Company’s income tax expense was $-0- million and $-0- million for the nine months ended September 30, 2023 and 2022, respectively, with an effective tax rate of (0.1)% and (0.0)%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to loss attributable to noncontrolling interest and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities, warrant liabilities and derivatives.

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of September 30, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in future periods.

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

Derivative Financial Instruments – From time to time, the Company utilizes derivative instruments as part of our overall strategy. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included under cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

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

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $92.00 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $92.00 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $92.00 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “IPO Warrants”) that represents a right to acquire one share of Class A Common Stock for $92.00 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted on the Closing Date. On the Closing Date, (a) holders of the Rubicon Interests immediately before the Closing, other than Boom Clover Business Limited, NZSF Frontier Investments Inc., and PLC Blocker A LLC (collectively, the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) the Blocked Unitholders were issued shares of Class A Common Stock, and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) the Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) the Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 1,512,500 shares of Class A Common Stock at a price of $80.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 885,327 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 10 for further information.

-	The Company (a) caused to be issued to certain investors 110,000 Class B Units pursuant to the Merger Agreement, (b) issued 20,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 20,000 shares of Class A Common Stock.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 2,480,865 shares of Class A Common Stock and 14,834,735 shares of Class V Common Stock at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (a) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (b) $121.0 million in aggregate proceeds received from the PIPE Investors, less (c) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (d) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers. The Company settled $7.0 million of transaction costs by issuing Class A Common Stock on February 6, 2023, which resulted in a gain of $0.6 million and was recognized as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023. An additional $6.4 million of offering costs related to the Mergers was waived by a certain advisor and settled on April 24, 2023, resulting in a gain of $6.4 million recognized in other income (expense) on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2023. The transaction costs were offset against additional paid-in capital on the consolidated statements of stockholders’ (deficit) equity upon the Closing.

Note 4—Property and equipment

Property and equipment, net is comprised of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Computers, equipment and software	$2,311	$3,791
Customer equipment	1,973	1,485
Furniture and fixtures	210	1,699
Leasehold improvements	1,441	3,772
Total property and equipment	5,935	10,747
Less accumulated amortization and depreciation	(4,302)	(8,103)
Total property and equipment, net	$1,633	$2,644

Property and equipment amortization and depreciation expense for the three months ended September 30, 2023 and 2022 was $0.3 million and $0.3 million, respectively. Property and equipment amortization and depreciation expense for the nine months ended September 30, 2023 and 2022 was $1.0 million and $1.0 million, respectively.

During the three months ended September 30, 2023, the Company terminated an office lease agreement and entered into an amended agreement for another office lease agreement, which in total, contributed to a decrease of $1.6 million in computers, equipment and software, $1.6 million in furniture and fixtures, $2.3 million in leasehold improvements and $4.8 million in accumulated amortization and depreciation, resulting in a $0.8 million of loss on disposals, which was recognized in other expense on the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2023. See Note 16 for further information regarding these lease agreement termination and amendment.

Note 5—Debt

Revolving Credit Facilities

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

The Revolving Credit Facility required a lockbox arrangement, which provided for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the “Line of Credit” agreement, necessitated the Line of Credit be classified as a current liability on the consolidated balance sheets. The acceleration clause allowed for amounts borrowed under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the accompanying condensed statements of operations for the nine months ended September 30, 2023.

As of December 31, 2022, the Company’s total outstanding borrowings under the Line of Credit were $51.8 million and $5.6 million remained available to draw.

June 2023 Revolving Credit Facility – On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of September 30, 2023). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

The June 2023 Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the Line of Credit agreement, necessitates the Line of Credit be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for amounts borrowed under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

On September 22, 2023, an entity affiliated with Andres Chico (the chairman of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock) issued a standby letter of credit in the amount of $15.0 million (the “September 2023 Rodina Letter of Credit”) to the lender of the June 2023 Revolving Credit Facility on behalf of the Company, which increased the Company’s borrowing base collateral under the facility by $15.0 million. The expiration date of the September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025.

As of September 30, 2023, the Company’s total outstanding borrowings under the Line of Credit were $65.5 million and $1.4 million remained available to draw, after accounting for the $15.0 million borrowing base collateral increase discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants. As of September 30, 2023, the Company was in compliance with these financial covenants.

The Company capitalized $2.9 million in deferred debt charges related to the June 2023 Revolving Credit Facility during the nine months ended September 30, 2023, which has been recorded to prepaid expenses on the condensed consolidated balance sheet and are amortized over the remaining term of the June 2023 Revolving Credit Facility. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.2 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Term Loan Facilities

Term Loan – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan was subsequently upsized to $60.0 million and bore an interest rate of LIBOR plus 9.5% (13.6% as of December 31, 2022) with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility.

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

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the accompanying condensed statements of operations for the nine months ended September 30, 2023.

Subordinated Term Loan – On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and 14.0% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”).

On December 12, 2022, the Subordinated Term Loan Warrants were exercised and converted into Class A Common Stock. On December 30, 2022, the Company entered into an agreement with the lender of the Subordinated Term Loan, pursuant to which the Company agreed to compensate, in cash or shares of Class A Common Stock, the lender for the calculated amount between (a) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s exercise of the Subordinated Term Loan Warrants on December 12, 2022 multiplied by the number of shares of Class A Common Stock issued for such exercise (the “December 2022 Warrant Shares”) and (b) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s sale of the December 2022 Warrant Shares multiplied by the number of the December 2022 Warrant Shares sold by the lender (the “Subordinated Term Loan Warrants Make-Whole Agreement”). The Subordinated Term Loan Warrants Make-Whole Agreement expires on December 12, 2027.

The maturity of the Subordinate Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024, which was subsequently amended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into amendments to the Subordinated Term Loan Warrants agreements (see Note 9 for further information regarding the Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement).

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity to the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15%, of which 11% is to be paid in cash and 4% is to be paid in kind by capitalizing such interest accrued to the principal each month in arrears. Any accrued, capitalized and uncapitalized paid-in-kind interest charges will be due and payable in cash at maturity. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 9 for further information regarding the Subordinated Term Loan Warrants).

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

The Company capitalized $11.9 million in deferred debt charges related to the Subordinated Term Loan during the nine months ended September 30, 2023. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $0.7 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $1.8 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Rodina Note – On February 2, 2023, the Company issued an unsecured promissory note with a certain entity affiliated with Andres Chico and Jose Miguel Enrich for a principal and purchase price of $3.0 million (the “Rodina Note”). The Rodina Note’s maturity date was July 1, 2024 and bore interest at 16.0% per annum which was to be paid in kind by capitalizing the amount of the interest accrued to the principal at the end of each calendar quarter. On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the loan conversion agreement, on June 20, 2023, the Company issued 940,243 shares of Class A Common Stock to the holder of the Rodina Note for its full and final settlement.

June 2023 Term Loan – On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate is 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind for September 2023. As of September 30, 2023, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying condensed consolidated balance sheet as of September 30, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 9 for further information regarding the June 2023 Term Loan Warrants).

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the nine months ended September 30, 2023. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $1.8 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Excess Availability Reserve”). During the terms of the agreements, the Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of September 30, 2023, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

Convertible Debentures

YA Convertible Debentures – As part of the security purchase agreement (the “YA SPA”) (see Note 11), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million, and the principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The YA Convertible Debentures had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the YA Convertible Debentures are outstanding, the Yorkville Investor may covert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $2.00 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively. Amortization of deferred debt charges related to the YA Convertible Debentures was $0.2 million and $1.3 million for the three and nine months ended September 30, 2023, respectively. $-0- and an insignificant amount of accrued and unpaid interest were recorded in accrued expenses on the accompanying condensed consolidated balance sheets as of September 30, 2023 and other long-term liabilities as of December 31, 2022, respectively. During the three months ended September 30, 2023, the Yorkville Investor converted $5.9 million of the principal and insignificant amount of accrued interest of the YA Convertible Debentures to 2,471,561 shares of Class A Common Stock. During the nine months ended September 30, 2023, the Yorkville Investor converted $11.5 million of the principal and $0.3 million of the accrued interest of the YA Convertible Debentures to 4,048,601 shares of Class A Common Stock. The Company recorded $7.6 million and $10.6 million from YA Investor’s conversions in loss on extinguishment of debt obligations on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to certain existing investors of the Company affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the Company and the assignees entered into an amendment to the debentures which extended the maturity date to December 1, 2026. On August 25, 2023, the assignees converted all of the remaining principal of $5.6 million and an insignificant amount of accrued and unpaid interest of the YA Convertible Debentures to 1,428,760 shares of Class A Common Stock for the final settlement of the YA Convertible Debentures. The conversion resulted in a $0.9 million loss on debt extinguishment which the Company recognized on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

Insider Convertible Debentures – On December 16, 2022, the Company issued convertible debentures to certain members of the Company’s management team and board of directors, and certain other existing investors of the Company for a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “Insider Convertible Debentures”). The Insider Convertible Debentures had a maturity date of June 16, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Insider Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Insider Convertible Debentures they hold into shares of Class A Common Stock at a conversion price of $16.96 per share. Concurrent with the issuance of the Insider Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Insider Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Insider Lock-Up Agreement”).

On June 2, 2023, the Company entered into an amendment to the Insider Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 11, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification.

On September 15, 2023, the Company entered into an amendment to the Insider Convertible Debentures held by three entities affiliated with Andres Chico and Jose Miguel Enrich. The amendment lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt extinguishment. Accordingly, as of the amendment date, the Company (i) derecognized the net carrying amount of these three Insider Convertible Debentures of $7.6 million and the remaining capitalized deferred debt charges of $0.6 million, (ii) recognized the three Insider Convertible Debentures at their fair value of $6.7 million and the debt discount of $1.5 million on consolidated balance sheet and (iii) recognized $0.9 million of loss on debt extinguishment on the consolidated statement of operations. Concurrently, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock (the “Rodina Warrant”) (See Note 9 for further information regarding the Rodina Warrant). The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through September 30, 2023, which the Company elected to capitalize to the principal, in related-party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of September 30, 2023. The Company capitalized $0.2 million and $0.5 million of accrued interest to the principal of the Insider Convertible Debentures during the three and nine months ended September 30, 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

As of December 31, 2022, the Company had received $3.5 million of the total $10.5 million net proceeds from the investors and the remaining $7.0 million was recorded in related-party notes receivable on the accompanying condensed consolidated balance sheet as of December 31, 2022. The Company received the remaining $7.0 million in January and February 2023. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through September 30, 2023.

Third Party Convertible Debentures – On February 1, 2023, the Company issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”). The Third Party Convertible Debentures had a maturity date of August 1, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Third Party Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Third Party Convertible Debentures they hold into shares of Class A Common Stock at a conversion price of $15.52 per share. Concurrent with the issuance of the Third Party Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Third Party Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Third Party Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Third Party Lock-Up Agreement”).

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through September 30, 2023 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of September 30, 2023. The Company capitalized insignificant amount and $0.1 million of accrued interest to the principal of the Third Party Convertible Debentures during the three and nine months ended September 30, 2023, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three ended September 30, 2023 and $0.5 million for the nine months ended September 30, 2023. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through September 30, 2023.

NZ Superfund Convertible Debentures – On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture had a maturity date of August 1, 2024 and accrued interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may convert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price of $15.52. Concurrent with the issuance of the NZ Superfund Convertible Debenture, the Company entered into a lockup agreement with the NZ Superfund, pursuant to which it agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from its exercise option to convert the NZ Superfund Convertible Debenture until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the NZ Superfund Lock-Up Agreement).

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through September 30, 2023 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of September 30, 2023. The Company capitalized $0.2 million and $0.4 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three and nine months ended September 30, 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was insignificant and $0.1 million for the three and nine months ended September 30, 2023, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through September 30, 2023.

Components of the Company’s debt obligations were as follows (in thousands):

	September 30, 2023	December 31, 2022
Term loan balance	$108,483	$71,000
Convertible debt balance	1,446	7,000
Related-party convertible debt balance	18,041	11,964
Less unamortized deferred debt charges	(35,358)	(6,138)
Total borrowed	92,612	83,826
Less short-term debt obligation balance	-	(3,771)
Long-term debt obligation balance	$92,612	$80,055

At September 30, 2023, the future aggregate maturities of long-term debt for the remainder of 2023 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2023	$-
2024	-
2025	108,483
2026	19,487
Total	$127,970

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $9.6 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively. The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $26.2 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued hauler expenses	$63,049	$44,773
Accrued compensation	15,026	43,054
Accrued income taxes	-	9
Accrued Mergers transaction expenses	-	13,433
FPA Settlement Liability (as defined in Note 10)	2,000	-
Other accrued expenses	3,591	6,733
Total accrued expenses	$83,666	$108,002

During the nine months ended September 30, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023.

Note 7—Goodwill and other intangibles

There were no additions to goodwill during the nine months ended September 30, 2023 or the year ended December 31, 2022. No impairment of goodwill was identified for the three or nine months ended September 30, 2023 or the year ended December 31, 2022.

Intangible assets consisted of the following (in thousands, except years):

	September 30, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(14,061)	6,915
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(2,298)	715
Total finite-lived intangible assets		25,432	(17,802)	7,630
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(17,802)	$8,465

	December 31, 2022
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,141)	8,835
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,967)	1,211
Total finite-lived intangible assets		25,432	(15,386)	10,046
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(15,386)	$10,881

Amortization expense for these intangible assets was $0.8 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for these intangible assets was $2.4 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. Future amortization expense for the remainder of 2023 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2023	$804
2024	3,110
2025	2,559
2026	1,157
Total future amortization of intangible assets	$7,630

Note 8—Stockholders’ (deficit) equity

The table set forth below reflects information about the Company’s equity as of September 30, 2023.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	34,803,951	34,803,951
Class V Common Stock	275,000,000	4,425,388	4,425,388
Preferred Stock	10,000,000	-	-
Total shares as of September 30, 2023	975,000,000	39,229,339	39,229,339

The table set forth below reflects information about the Company’s equity as of December 31, 2022.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	6,985,869	6,985,869
Class V Common Stock	275,000,000	14,432,992	14,432,992
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2022	975,000,000	21,418,861	21,418,861

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

During the nine months ended September 30, 2023, 10,007,604 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock.

Note 9—Warrants

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 3,752,107 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $92.00 per share. Of these warrants, the 1,976,560 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 1,775,547 Private Warrants were originally issued in a private placement in connection with the IPO. The Private Warrants are identical to the Public Warrants, except the Private Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through September 30, 2023. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

The Company may redeem the Public Warrants and any Private Warrants no longer held by the initial purchaser thereof or its permitted transferee:

-	in whole and not in part;

-	at a price of $0.08 per warrant;

-	upon not less than 30 days’ prior written notice to each IPO Warrant holder and

-	if and only if, the last reported price of the Class A Common Stock equals or exceeds $144.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the IPO Warrant holders.

Rodina Warrant – On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of September 30, 2023.

Warrant Liabilities – Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive the right to purchase up to the number of shares of Class A Common Stock worth $2.0 million at the exercise price of $0.08 per share at any time after the original maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the original maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which (i) increased the number of shares of Class A Common Stock the lender has the right to purchase with the Subordinated Term Loan Warrants to such number of Class A Common Stock worth $2.6 million, (ii) caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amended Subordinated Term Loan Warrants agreements, and (iii) increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants would earn each additional full calendar month after March 22, 2023 to $0.25 million until the Company repays the Subordinated Term Loan in full.

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

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets, measured at their inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. On December 12, 2022, the outstanding Subordinated Term Loan Warrants in amount of $2.6 million were converted to 136,553 shares of Class A Common Stock and reclassified from liability to the stockholders’ (deficit) equity.

On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. In June 2023, the outstanding Additional Subordinated Term Loan Warrants in amount of $1.1 million were exercised and converted to 319,923 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. During the three months ended September 30, 2023, the outstanding Additional Subordinated Term Loan Warrants in amount of $1.2 million were exercised and converted to 291,145 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. As of September 30, 2023 and December 31, 2022, no Subordinated Term Loan Warrants were outstanding. The impact to the accompanying condensed consolidated statement of operations from the changes in the fair value of the Subordinated Term Loan Warrants was insignificant for the three and nine months ended September 30, 2023 and 2022.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are described in Note 15. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at an exercise price of $0.0008 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures have been fully repaid by the Company or fully converted into shares of Class A Common Stock. On August 25, 2023 (the “Market Price Set Date”), the YA Convertible Debentures were converted into shares of Class A Common Stock for the full settlements, and the YA Warrant became exercisable at the conversion price of $4.52 per share, which was the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the Market Price Set Date. The conversion price will be adjusted to the lowest of (a) the “3-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 3-month anniversary of the Market Price Set Date, or (b) the “6-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 6-month anniversary of the Market Price Set Date, in case (a) or (b) is lower than $4.52 per share. The Company determined that the YA Warrant required liability classification pursuant to ASC 480. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the YA Warrant as of September 30, 2023 and December 31, 2022, and recognized $20.0 million and $20.0 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively. The fair value of the YA Warrant did not change during the three and nine months ended September 30, 2023. Since the issuance through September 30, 2023, the YA Warrant was not exercised.

Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 11), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.01 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date. Since the issuance through September 30, 2023, the Advisor Warrant was not exercised.

Pursuant to the June 2023 Term Loan agreement entered on June 7, 2023 (see Note 5), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the holders the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the June 2023 Term Loan Warrants as of the issuance date of June 7, 2023, June 30, 2023 and September 30, 2023, and recognized $9.4 million, $9.8 million and $6.5 million of warrant liability on the consolidated balance sheets, respectively, with the change in fair value of $(3.3) million and $(2.9) recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. Since the issuance through September 30, 2023, none of the June 2023 Term Loan Warrants were exercised.

Note 10—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277.765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) has been included in accrued expenses on the accompanying condensed consolidated balance sheets as of September 30, 2023 and other long-term liabilities as of December 31, 2022, respectively.

Note 11—Yorkville Facilities

Standby Equity Purchase Agreement – On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company had the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares were to be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor was not permitted to beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, were at the Company’s option, and the Company was under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 25,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the accompanying consolidated statements of operations. On August 18, 2023, the SEPA was terminated with no further obligations to the Company or the Yorkville Investor. The Company did not sell any shares of Class A Common Stock under the SEPA from the origination through the termination of the facility.

Securities Purchase Agreement – On November 30, 2022, the Company entered into the YA SPA with the Yorkville Investor, where by the Company agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which were convertible into shares of Class A Common Stock (as converted, the “YA Conversion Shares”), and (ii) the YA Warrant, which is exercisable into $20.0 million of shares of Class A Common Stock. Upon execution of the YA SPA, the Company (i) issued and sold to the Yorkville Investor (a) the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a cash commitment fee in the amount of $2.0 million, with such amount being deducted from the proceed of the First YA Convertible Debenture, netting to $11.0 million in total proceeds. The Company issued the YA Warrant to utilize the proceed to fund the cost of the FPA Termination Agreement. See Note 5 for additional information regarding the First YA Convertible Debenture and Note 9 regarding the YA Warrant.

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

In accordance with ASC 815, the Company has determined that certain redemption feature within the YA Convertible Debentures was an embedded derivative. This derivative, referred to throughout as the “Redemption Feature Derivative” was recorded in derivative liabilities on the accompanying condensed consolidated balance sheets as of December 31, 2022 and derecognized upon full settlement of the YA Convertible Debentures on August 25, 2023. The Company performed fair value measurements for this derivative as of the YA Convertible Debentures issuance dates, December 31, 2022 and August 25, 2023 which is described further in Note 15. The fair value of the Redemption Feature Derivative was remeasured each reporting period.

Note 12—Cantor Sales Agreement

On September 5, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. The Company has no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Class A Common Stock requested to be sold by the Company. Under the terms of the Cantor Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of the Company’s sales of shares of Class A Common Stock reach $50.0 million in total unless early terminated under the terms of the Cantor Sales Agreement. The Company did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through September 30, 2023.

Note 13—Equity-based compensation

During the three and nine months ended September 30, 2023 and 2022, the Company recorded stock-based compensation related to the 2014 and 2022 Plans (as defined below). As more fully described in Notes 1 and 3, the Company completed the Mergers with Founder on August 15, 2022, and all incentive units and phantom units under the 2014 Plan fully vested as of the Closing Date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure.

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

2022 Plan

The 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on August 15, 2022 in connection with the Closing, provides for the grant to certain employees, officers, non-employee directors and other services providers of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof, as determined by the Company’s Compensation Committee. Under the 2022 Plan, 3,625,000 shares of Class A Common Stock are authorized to be issued. Upon approval by the Company’s board of directors, additional 357,409 shares of Class A Common Stock became available for issuance on January 1, 2023 under the 2022 Plan as a result of the plan’s evergreen provision.

The following represents a summary of the Company’s RSU activity and related information during the nine months ended September 30, 2023:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2022	182,086	$15.84
Granted	2,016,639	8.10
Vested	(986,461)	8.98
Forfeited/redeemed	(45,256)	15.09
Nonvested – September 30, 2023	1,167,008	$8.30

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $2.1 million and $90.6 million in total equity compensation costs, including phantom unit expense, for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $13.2 million and $95.3 million in total equity compensation costs, including phantom unit expense, for the nine months ended September 30, 2023 and 2022, respectively.

Some of RSUs settled during the nine months ended September 30, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of September 30, 2023, there were 642,418 vested RSUs and 38,350 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock prior to December 31, 2023.

As of September 30, 2023, the total unrecognized compensation cost related to outstanding RSUs was $5.1 million, which the Company expects to recognize over a weighted-average period of 0.6 years.

Note 14—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three and nine months ended September 30, 2023. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

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

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and nine months ended September 30, 2023 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Numerator:
Net loss	$(30,173)	$(62,441)
Less: Net loss attributable to noncontrolling interests	(2,519)	(18,456)
Net loss attributable to Rubicon Technologies, Inc	$(27,654)	$(43,985)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	32,381,649	17,786,466

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(0.85)	$(2.47)

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for period from August 15, 2022 (the Closing Date) to September 30, 2022 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss for the period from August 15, 2022 through September 30, 2022	$(34,741)
Less: Net loss attributable to noncontrolling interests for the period from August 15, 2022 through September 30, 2022	(16,933)
Net loss for the period from August 15, 2022 through September 30, 2022 attributable to Rubicon Technologies, Inc. – Basic and diluted	$(17,808)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	6,083,847

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(2.93)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, YA Warrant and Rodina Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

-	Exchangeable Class V Common Stock.

-	Potential settlements in Class A Common Stock of the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the FPA Settlement Liability, the Subordinated Term Loan Warrants Make-Whole Agreement and portion of fees for the PIPE Software Services Subscription (as defined in Note 16).

Note 15—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of September 30, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,502)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(12,058)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(1,906)
Earn-out liabilities	-	-	(160)
Total	$-	$(26,502)	$(14,124)

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption Feature Derivative	-	-	(826)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	-
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

Level 3 Rollfoward	Redemption Feature Derivative	Additional Subordinated Term Loan Warrants Derivative	Subordinated Term Loan Warrants Make-Whole Derivative	Earn-out liabilities
December 31, 2022 balances	$(826)	$-	$-	$(5,600)
Additions	(474)	(12,264)	-	-
Changes in fair value	(931)	(1,602)	-	5,290
Reclassified to level 2	-	1,050	-
June 30, 2023 balances	(2,231)	(12,816)	-	(310)
Changes in fair value	1,103	(442)	(1,906)	150
Reclassified to level 2	-	1,200	-	-
Reclassified to equity	1,128	-	-	-
September 30, 2023 balances	$-	$(12,058)	$(1,906)	$(160)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 2 as of September 30, 2023 and December 31, 2022. The outstanding warrants which were classified as warrant liabilities as of September 30, 2023 were the YA Warrant and the June 2023 Term Loan Warrants. In addition, as of December 31, 2022, the Advisor Warrants were classified as warrant liabilities as their terms were not determined at that time. The Advisor Warrants were reclassified to equity on January 16, 2023. The sole underlying asset of the outstanding warrant liabilities as of September 30, 2023 and December 31, 2022 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of September 30, 2023 and December 31, 2022 were minimal ($0.08 per Class A Common Stock share for the Advisor Warrants and the June 2023 Term Loan Warrants and $0.0008 per Class A Common Stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 9 for further information regarding the warrant liabilities.

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

The following table provides quantitative information of the key assumptions utilized in the Redemption Feature Derivative fair value measurements as of measurement dates:

	As of September 30, 2023	As of February 3, 2023	As of December 31, 2022
Price of Class A Common Stock	$-	$1.56	$1.78
Risk-free interest rate	-%	4.63%	4.60%
Yield	-%	13.6%	15.6%
Expected volatility	-%	50.0%	50.0%

As of December 31, 2022, the Redemption Feature Derivative outstanding was a derivative embedded in the First YA Convertible Debenture. On February 3, 2023, the Second YA Convertible Debenture was issued with identical terms to the First YA Convertible Debenture, except for the principal amount, purchase price and the fixed conversion price. On various dates through August 25, 2023, all of the YA Convertible Debentures were converted to Class A Common Stock, and upon the final conversion on August 25, 2023, the Company derecognized the remaining Redemption Feature Derivative. The Company measured and recognized the fair value of the Redemption Feature Derivative as of December 31, 2022, February 3, 2023 which is the Second YA Convertible Debenture issuance date, March 31, 2023, June 30, 2023 and August 25, 2023 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of September 30, 2023. As of September 30, 2023, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative as of the execution dates of the first (November 18, 2022), second (March 22, 2023) and third amendments (June 7, 2023) to the Subordinated Term Loan Warrants agreements, and at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Subordinated Term Loan Warrants Make-Whole Derivative – The Subordinated Term Loan Warrants Make-Whole Derivative’s fair value was estimated using Black Scholes Merton model. The value the Subordinated Term Loan Warrants Make-Whole Agreement is primarily based on the make-whole provision amount between (a) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s exercise of the Subordinated Term Loan Warrants on December 12, 2022 multiplied by the number of the December 2022 Warrant Shares and (b) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s sale of the December 2022 Warrant Shares multiplied by the number of the December 2022 Warrant Shares sold by the lender.

The following table provides quantitative information of the key assumptions utilized in the Subordinated Term Loan Warrants Make-Whole Derivative fair value measurements as of measurement dates:

	As of September 30, 2023	As of December 31, 2022
Price of Class A Common Stock	$2.08	$14.24
Strike Price of Class A Common Stock	$18.96	$18.96
Risk-free interest rate	4.70%	4.00%
Expected volatility	85.0%	65.0%
Expiration Date	December 12, 2027	December 12, 2027

The Company measured and recognized fair value for the Subordinated Term Loan Warrants Make-Whole Derivative as of the execution date of the Subordinated Term Loan Warrants Make-Whole Agreement and at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the earn-out liabilities fair value measurements as of measurement dates:

	As of September 30, 2023	As of December 31, 2022
Price of Class A Common Stock	$2.08	$1.78
Risk-free interest rate	4.70%	4.00%
Expected volatility	85.0%	65.0%
Expected remaining term	3.9 years	4.6 years

The Company measured and recognized the fair value of the Earn-Out Interests as of the end of each reporting period in earn-out liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in gain on change in fair value of earn-out liabilities as a component of other income (expense) on the consolidated statements of operations.

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

Leases

The Company leases its office facilities under operating lease agreements expiring in 2024. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities as it is not reasonably certain to utilize the renewal options. The Company does not have any finance leases.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the September 30, 2023 condensed consolidated balance sheet (in thousands).

Years Ending December 31,
2023	309
2024	790
Total minimum lease payments	1,099
Less: Imputed interest	(114)
Total operating lease liabilities	$985

During the three months ended September 30, 2023, the Company terminated the lease agreement for one of its office facilities and entered into an amendment to another lease agreement. As a result, the Company derecognized $1.2 million of operating right-of-use assets and $1.4 million of operating lease liabilities on the consolidated balance sheet, with a gain of $0.2 million recorded in other income (expense) on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

Operating lease amounts above do not include sublease income. The Company has a sublease agreement with a third party and expects to receive sublease income of approximately $0.6 million through May 2024.

Software services subscription

The Company entered into a software services subscription agreement with a certain PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023. The term of the amended agreement is through December 31, 2024. As of September 30, 2023, $19.8 million will become due in the next 12 months and $3.8 million thereafter through October 2024. Pursuant to the amended agreement, the Company settled the $5.6 million subscription fee for the service period between January 1, 2023 and September 30, 2023 in Class A Common Stock. Additionally, the amended agreement provides the Company with the option, in its sole discretion, to settle the $16.0 million subscription fees which are scheduled to become due between October 2023 and June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each such future payment the Company makes in Class A Common Stock, with exception of the payment on October 2, 2023 (see Note 20), the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor.

Note 17—Related party transactions

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

The Rodina Note Conversion Agreement – On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the agreement, in June 2023, the Company issued Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. See Note 5 for further information regarding the loan conversion agreement.

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

May 2023 PIPE Subscription Agreements – In May and June 2023, the Company entered into subscription agreements with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, to issue Class A Common Stock in exchange for the total purchase price of $23.7 million (the “May 2023 Equity Agreements”). Pursuant to the May 2023 Equity Agreements, the Company issued 7,104,556 shares of Class A Common Stock in June 2023.

Rodina Warrant – On September 15, 2023, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock. See Note 9 for further information regarding the Rodina Warrant.

September 2023 Rodina Letter of Credit – On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued a standby letter of credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on behalf of the Company, which increased the Company’s borrowing capacity under the facility by $15.0 million. The expiration date of this September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. See Note 5 for further information regarding the September 2023 Rodina Letter of Credit.

Note 18—Concentrations

During the three months ended September 30, 2023, the Company had two customers who individually accounted for 10% or more of the Company's total revenue and together accounted for approximately 33% of the Company’s total revenue. During the nine months ended September 30, 2023, the Company had one customer who individually accounted for approximately 20% of the Company’s total revenue. That customer was the only party who individually accounted for 10% or more of the Company’s total revenue for the nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together for approximately 25% and 27% of the total revenues, respectively. As of September 30, 2023, the Company had two customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets, and together for approximately 40% of the total accounts receivable and contract assets, while as of December 31, 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 38% of the total accounts receivable and contract assets.

Note 19—Liquidity

During the three and nine months ended September 30, 2023, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of September 30, 2023. However, the Company has an option to settle all of the warrant liabilities and derivative liabilities under current liabilities on the accompanying condensed consolidated balance sheets in Class A Common Stock.

To address liquidity needs, the Company entered into various financial arrangements during the nine months ended September 30, 2023, including the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the May 2023 Equity Agreements, maturity extensions of the Subordinated Term Loan, the Insider Convertible Debentures, the Third Party Convertible Debentures and the NZ Superfund Convertible Debenture, the Cantor Sales Agreement and full conversions of the Rodina Note and the YA Convertible Debentures to Class A Common Stock. The Company has also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow.

In management’s opinion, the Company’s cash on hand, availability under the line of credit and the execution of the cost reduction initiatives will provide liquidity for the Company for at least one year. However, there can be no assurance that the Company will be successful in executing its cost reduction initiatives and may need to raise additional capital in future periods.

Note 20—Subsequent events

On October 2, 2023, the Company issued 1,802,885 shares of Class A Common Stock to a certain PIPE Investor as the payment for the $3.8 million subscription fee for services rendered from July 1, 2023 to September 30, 2023 in relation to the PIPE Software Services Subscription.

On October 16, 2023, the NYSE notified the Company, and publicly announced, that the NYSE has determined to (a) commence proceedings to delist the Public Warrants and (b) immediately suspend trading of the Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The Company did not appeal the NYSE’s determination. On October 31, 2023, the NYSE issued a notification to the SEC of its intention to remove the Public Warrants from listing and registration on the NYSE on November 13, 2023, pursuant to the provisions of Rule 12d2-2(b) under the Exchange Act.

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

Recent Developments

Reverse Stock Split

On September 26, 2023, we effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the NYSE beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. Equitable adjustments corresponding to the reverse stock split ratio were made to all (i) issued and outstanding shares of all other classes of stock of Rubicon, (ii) the exercise prices of and number of shares of common stock underlying Rubicon’s public and private warrants, (iii) the number of shares of common stock underlying Rubicon’s outstanding equity awards, and (iv) the number of shares of common stock issuable under Rubicon’s equity incentive plan. All share and per share amounts of the common stock included in this Quarterly Report on Form 10-Q, including in the accompanying condensed consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Insider Convertible Notes Amendment

In June and July 2023, we entered into amendments to the Insider Convertible Debentures, Third Party Convertible Debentures and NZ Superfund Convertible Debenture which extended their maturity date to December 1, 2026 and modified the interest rate the NZ Superfund Convertible Debenture bears to 14.0%. See “—Liquidity and Capital Resources—Debt” below.

YA Convertible Debentures Assignment, Amendment and Settlement

On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to Rubicon’s certain existing investors affiliated with Andres Chico and Jose Miguel Enrich. Subsequently, the assignees and we entered into an amendment to the debentures, which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $12.00 and (c) removed restrictions on the assignees’ ability to convert any portion of Convertible Debentures or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month. On August 25, 2023, the assignees converted the remaining principal and accrued and unpaid interests to Class A Common Stock for full and final settlement of the YA Convertible Debentures. See “—Liquidity and Capital Resources—Debt” below.

SEPA Termination

On August 18, 2023, the Yorkville Investor and we agreed to terminate the SEPA without any further liability to either party under the facility. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

Cantor Sales Agreement

On September 5, 2023, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. See “—Liquidity and Capital Resources—Other Financing Arrangements” below.

September 2023 Rodina Letter of Credit

On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued the September 2023 Rodina Letter of Credit to the lender of the June 2023 Revolving Credit Facility on behalf of Rubicon, which increased our borrowing base collateral under the facility by $15.0 million. See “—Liquidity and Capital Resources—Debt” below.

Delisting of the Public Warrants

On October 16, 2023, the NYSE notified Rubicon, and publicly announced, that the NYSE has determined to (a) commence proceedings to delist the Public Warrants and (b) immediately suspend trading of the Public Warrants due to “abnormally low” trading price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. We did not appeal the NYSE’s determination. On October 31, 2023, the NYSE issued a notification to the SEC of its intention to remove the Public Warrants from listing and registration on the NYSE on November 13, 2023, pursuant to the provisions of Rule 12d2-2(b) under the Exchange Act.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally downward and contributed to lower recyclable commodity revenue in recent periods. For the three months ended September 30, 2023 and 2022, our recyclable commodity revenue was $12.1 million and $22.2 million, respectively. For the nine months ended September 30, 2023 and 2022, our recyclable commodity revenue was $40.8 million and $71.6 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations, including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2023, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended September 30, 2023 and 2022, our product development cost was $8.3 million and $9.8 million, respectively. For the nine months ended September 30, 2023 and 2022, our product development cost was $23.6 million and $28.3 million, respectively. We expect product development costs to be consistent as a percentage of total revenues in the next 12 months.

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

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$159,119	$162,789	$(3,670)	(2.3)%
Recyclable commodity	12,138	22,194	(10,056)	(45.3)%
Total revenue	171,257	184,983	(13,726)	(7.4)%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	147,018	157,504	(10,486)	(6.7)%
Recyclable commodity	10,272	20,234	(9,962)	(49.2)%
Total cost of revenue (exclusive of amortization and depreciation)	157,290	177,738	(20,448)	(11.5)%
Sales and marketing	2,903	4,840	(1,937)	(40.0)%
Product development	8,309	9,803	(1,494)	(15.2)%
General and administrative	13,803	186,640	(172,837)	(92.6)%
Amortization and depreciation	1,277	1,439	(162)	(11.3)%
Total costs and expenses	183,582	380,460	(196,878)	(51.7)%
Loss from operations	(12,325)	(195,477)	183,152	(93.7)%
Other income (expense):
Interest earned	5	1	4	NM %
Gain on change in fair value of warrant liabilities	3,354	74	3,280	NM %
Gain on change in fair value of earn-out liabilities	150	67,100	(66,950)	(99.8)%
Loss on change in fair value of derivatives	(1,245)	(76,919)	75,674	(98.4)%
Loss on extinguishment of debt obligations	(9,348)	-	(9,348)	NM %
Interest expense	(9,179)	(4,578)	(4,601)	100.5%
Related party interest expense	(453)	-	(453)	NM %
Other expense	(1,116)	(1,307)	191	(14.6)%
Total other income (expense)	(17,832)	(15,629)	(2,203)	14.1%
Loss before income taxes	(30,157)	(211,106)	180,949	(85.7)%
Income tax expense	16	19	(3)	(15.8)%
Net loss	(30,173)	(211,125)	180,952	(85.7)%

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(176,384)	(176,384)	(100.0)%
Net loss attributable to noncontrolling interests	(2,519)	(16,933)	14,414	(85.1)%
Net Loss Attributable to Class A Common Stockholders	(27,654)	(17,808)	(9,846)	55.3%

NM – not meaningful

Revenue

Total revenue decreased by $13.7 million, or 7.4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Service revenue decreased by $3.7 million, or 2.3%, primarily due to the loss of revenue from canceled customer contracts in the amount of $23.3 million, which was partially offset by increased services and volume with existing customers in the amount of $10.1 million, higher prices charged to existing customers in the amount of $6.4 million, and additional revenue from new customers of $3.1 million.

Revenue from sales of recyclable commodities decreased by $10.1 million, or 45.3%, primarily due to a $4.8 million decrease driven by lower sales prices of recyclable commodities, especially in OCC, whose price per unit decreased by 32.3%, a $4.0 million decrease related to canceled customers, and a decrease in volume of $1.2 million for the remaining customers.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue decreased by $20.4 million, or 11.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Cost of service revenue decreased by $10.5 million, or 6.7%, primarily due to a $22.2 million decrease in hauling-related costs, as we did not incur costs associated with canceled customer contracts, and a $1.3 million decrease in the customer operations costs driven by lower workforce costs. The decrease in cost of service revenue was partially offset by higher volumes from new and existing customers which increased by $2.1 million and $5.6 million, respectively, and an increase of $5.3 million driven by higher vendor prices.

Cost of recyclable commodity revenue decreased by $10.0 million, or 49.2%, primarily due to a $4.8 million decrease in the cost of recyclable commodities sold, mainly driven by decrease in the price of OCC, a decrease in volume of $3.7 million related to canceled customers, and a decrease in volume of $1.1 million for the remaining customers.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2023 decreased $1.9 million, or 40.0% compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in demand generation activities by $0.9 million, lower costs for sales and marketing workforce by $0.6 million, and a decrease in consulting and professional service costs by $0.4 million.

Product development

Product development expenses decreased by $1.5 million, or 15.2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily attributable to lower payroll related costs of $1.3 million and lower product development support costs of $1.0 million, offset by an increase in consulting and professional service costs by $0.9 million.

We expect the product development cost to be consistent as a percentage of total revenues over the next 12 months. A significant component of the product development is expected to be a software services subscription cost with a certain PIPE Investor, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “—Contractual Obligations” below for further information regarding the software services subscription.

General and administrative

General and administrative expenses decreased by $172.8 million, or 92.6%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease was primarily attributable to a lower payroll and compensation related costs by $171.2 million mainly due to the incentives and bonuses, including stock based compensation, incurred in connection with the Mergers during the three months ended September 30, 2022 but did not repeat in 2023, as well as a decrease in other salaries and wages and a decrease in consulting and professional service costs by $1.4 million.

Amortization and depreciation

Amortization and depreciation expenses for the three months ended September 30, 2023 were relatively unchanged compared to the three months ended September 30, 2022.

Other income (expense)

Other expense increased by $2.2 million, or 14.1%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase was primarily attributable to a $67.0 million decrease in gain on change in fair value of earnout liabilities, an increase of a $9.3 million in loss on extinguishment of debt obligations as a result of conversions of debt obligations to Class A Common Stock and an amendment of debt entered into in September 2023 which was deemed an extinguishment during the three months ended September 30, 2023 (see Note 5 – Debt, to the condensed consolidated financial statements included elsewhere in this report), and a $5.1 million increase in interest expense, including related party interest expense, due to higher borrowings under the revolving line of credit, term loan facilities and convertible notes as well as higher interest rates under revolving credit facility and term loan facilities, partially offset by a $75.7 million decrease in loss on change in fair value of derivatives and a $3.3 million increase in gain on change in fair value of warrant liabilities.

Income tax expense

Income tax expense for the three months ended September 30, 2023 were relatively unchanged compared to the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$486,125	$437,755	$48,370	11.0%
Recyclable commodity	40,794	71,640	(30,846)	(43.1)%
Total revenue	526,919	509,395	17,524	3.4%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	455,213	423,382	31,831	7.5%
Recyclable commodity	35,427	65,856	(30,429)	(46.2)%
Total cost of revenue (exclusive of amortization and depreciation)	490,640	489,238	1,402	0.3%
Sales and marketing	8,924	13,336	(4,412)	(33.1)%
Product development	23,625	28,336	(4,711)	(16.6)%
General and administrative	45,882	212,520	(166,638)	(78.4)%
Gain on settlement of incentive compensation	(18,622)	-	(18,622)	NM %
Amortization and depreciation	3,982	4,331	(349)	(8.1)%
Total costs and expenses	554,431	747,761	(193,330)	(25.9)%
Loss from operations	(27,512)	(238,366)	210,854	(88.5)%
Other income (expense):
Interest earned	11	1	10	NM %
Gain (Loss) on change in fair value of warrant liabilities	2,885	(436)	3,321	NM %
Gain on change in fair value of earn-out liabilities	5,440	67,100	(61,660)	(91.9)%
Loss on change in fair value of derivatives	(3,778)	(76,919)	73,141	(95.1)%
Excess fair value over the consideration received for SAFE	-	(800)	800	(100.0)%
Gain on service fee settlements in connection with the Mergers	6,996	-	6,996	NM %
Loss on extinguishment of debt obligations	(18,234)	-	(18,234)	NM %
Interest expense	(24,474)	(12,264)	(12,210)	99.6%
Related party interest expense	(1,707)	-	(1,707)	NM %
Other expense	(2,019)	(1,994)	(25)	1.3%
Total other income (expense)	(34,880)	(25,312)	(9,568)	37.8%
Loss before income taxes	(62,392)	(263,678)	201,286	(76.3)%
Income tax expense	49	60	(11)	(18.3)%
Net loss	(62,441)	(263,738)	201,297	(76.3)%

Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(228,997)	(228,997)	(100.0)%
Net loss attributable to noncontrolling interests	(18,456)	(16,933)	(1,523)	9.0%
Net Loss Attributable to Class A Common Stockholders	(43,985)	(17,808)	(26,177)	147.0%

NM – not meaningful

Revenue

Total revenue increased by $17.5 million, or 3.4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Service revenue increased by $48.4 million, or 11.0%, primarily due to an increase in volumes of $47.8million mainly driven by expanded services with existing customers, higher prices charged to existing customers in the amount of $16.0 million, a $6.4 million increase from new customers and a one-time $1.1 million customer credit in 2022 which did not repeat in 2023, partially offset by a decrease of $22.9 million due to canceled customers.

Revenue from sales of recyclable commodities decreased by $30.8 million, or 43.1%, primarily due to a $28.6 million decrease driven by lower sales prices of recyclable commodities, especially in OCC, whose price per unit decreased by 73.1%, and a $4.0 million decrease attributable to customer cancellations. The decrease was partially offset by an increase in pallet sales by $1.8 million, out of which $1.6 million is attributable to an increase in volume and $0.2 million is due to higher price.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue increased by $1.4 million, or 0.3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Cost of service revenue increased by $31.8 million, or 7.5%, primarily due to increased hauling volume by $36.1 million mainly driven by service expansion with existing customers, an increase in hauling-related cost to service existing customers by $15.0 million driven by higher vendor prices, and a $4.1 million increase related to new customers, partially offset by a $20.5 million decrease related to canceled customers and a $2.9 million decrease in the customer operations costs driven by lower workforce costs.

Cost of recyclable commodity revenue decreased by $30.4 million, or 46.2%, primarily due to a $28.4 million decrease driven by lower prices of recyclable commodities, especially in OCC. Lower commodity volumes primarily related to canceled customers decreased the cost of recyclable commodity revenue by an additional $4.0 million. The decrease was partially offset by an increase in cost of pallet sales by $1.6 million, out of which $1.5 million was attributable to an increase in volume and $0.1 million is due to higher price.

Sales and marketing

Sales and marketing expenses for the nine months ended September 30, 2023 decreased by $4.4 million, or 33.1% compared to the nine months ended September 30, 2022. The decrease was primarily attributable to lower costs for sales and marketing activities, such as advertising and events, by $1.9 million, payroll and compensation for sales and marketing employees by $1.7 million, and consulting and outside services by $0.7 million.

Product development

Product development expenses decreased by $4.7 million, or 16.6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily attributable to lower payroll and workforce related costs by $2.6 million and lower product development support costs by $2.2 million, which were offset by higher consulting and professional service costs by $0.4 million.

We expect the product development cost to be consistent as a percentage of total revenues over the next 12 months. A significant component of the product development is expected to be a software services subscription cost with a certain PIPE Investor, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “—Contractual Obligations” below for further information regarding the software services subscription.

General and administrative

General and administrative expenses decreased by $166.6 million, or 78.4%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily attributable to lower payroll and compensation cost by $176.5 million which was mainly driven by bonuses and incentives, including stock based compensation, incurred in connection the Mergers during the third quarter of 2022 but did not repeat in 2023, as well as salaries and wages. Additionally, professional service fees decreased by $1.8 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The decreases in general and administrative expenses were partially offset by an increase in severance pay of $6.1 million, an increase in bad debt expense of $4.5 million, and an increase in insurance expenses of $1.6 million. During the nine months ended September 30, 2022, we collected cash for approximately $3.0 million for which reserves had previously been established thereby resulting in a gain during the period.

Gain on settlement of incentive compensation

The $18.6 million gain on settlement of incentive compensation for the nine months ended September 30, 2023 was entirely attributable to replacing the $26.8 million of the accrued management rollover consideration with RSU awards which were valued at $8.2 million at the time of the settlement.

Amortization and depreciation

Amortization and depreciation expenses for the nine months ended September 30, 2023 were relatively unchanged compared to the nine months ended September 30, 2022.

Other income (expense)

Other expense increased by $9.6 million or 37.8% for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily attributable to the $5.4 million gain on the change in fair value of earn-out liabilities during the nine months ended September 30, 2023, a decrease of $61.7 million, as compared to the $67.1 million gain during the nine months ended September 30, 2022. Additionally, other expense for the nine months ended September 30, 2023 includes an $18.2 million loss on extinguishment of debt obligations as a result of conversions of debt obligations to Class A Common Stock and an amendment entered into which was deemed a debt extinguishment during the period and prepayments of the Revolving Credit Facility in June 2023 and Term Loan in February and June 2023 (see Note 5 – Debt, to the condensed consolidated financial statements included elsewhere in this report), a $13.9 million increase in interest expense, including related party interest expense, due to higher borrowings under the revolving line of credit, term loan facilities and convertible notes as well as higher interest rates under revolving credit facility and term loan facilities, partially offset by a $73.1 million decrease in loss on change in fair value of derivatives, a $7.0 million gain on service fee settlements in connection with the Mergers, a $3.3 million increase in gain on change in fair value of warrant liabilities and a decreased loss of $0.8 million related to the excess fair value over the consideration received for the SAFE incurred during the nine months end September 30, 2022 but did not repeat in 2023.

Income tax expense

Income tax expense for the nine months ended September 30, 2023 were relatively unchanged compared to the nine months ended September 30, 2022.

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

Our revenue net retention rate was 91.1% and 118.3% as of September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Total revenue	$171,257	$184,983	$526,919	$509,395
Less: total cost of revenue (exclusive of amortization and depreciation)	157,290	177,738	490,640	489,238
Less: amortization and depreciation for revenue generating activities	606	657	1,794	1,886
Gross profit	$13,361	$6,588	$34,485	$18,271
Gross profit margin	7.8%	3.6%	6.5%	3.6%

Gross profit	$13,361	$6,588	$34,485	$18,271
Add: amortization and depreciation for revenue generating activities	606	657	1,794	1,886
Add: platform support costs(1)	5,883	6,884	17,661	19,761
Adjusted gross profit	$19,850	$14,129	$53,940	$39,918
Adjusted gross profit margin	11.6%	7.6%	10.2%	7.8%

Amortization and depreciation for revenue generating activities	$606	$657	$1,794	$1,886
Amortization and depreciation for sales, marketing, general and administrative activities	671	782	2,188	2,445
Total amortization and depreciation	$1,277	$1,439	$3,982	$4,331

Platform support costs(1)	$5,883	$6,884	$17,661	$19,761
Marketplace vendor costs(2)	151,407	170,854	472,979	469,477
Total cost of revenue (exclusive of amortization and depreciation)	$157,290	$177,738	$490,640	$489,238

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except percentages)
Total revenue	$171,257	$184,983	$526,919	$509,395

Net loss	$(30,173)	$(211,125)	$(62,441)	$(263,738)
Adjustments:
Interest expense	9,179	4,578	24,474	12,264
Related party interest expense	453	-	1,707	-
Interest earned	(5)	(1)	(11)	(1)
Income tax expense	16	19	49	60
Amortization and depreciation	1,277	1,439	3,982	4,331
Loss on extinguishment of debt obligations	9,348	-	18,234	-
Equity-based compensation	2,133	88,793	13,239	88,977
Phantom unit expense	-	2,213	-	6,783
Deferred compensation expense	-	1,250	-	1,250
(Gain) loss on change in fair value of warrant liabilities	(3,354)	(74)	(2,885)	436
Gain on change in fair value of earn-out liabilities	(150)	(67,100)	(5,440)	(67,100)
Loss on change in fair value of derivatives	1,245	76,919	3,778	76,919
Executive severance charges	-	-	4,553	-
Gain on settlement of Management Rollover Bonuses	-	-	(26,826)	-
Excess fair value over the consideration received for SAFE	-	-	-	800
Nonrecurring merger transaction expenses(3)	-	80,712	-	80,712
Gain on service fee settlements in connection with the Mergers	-	-	(6,996)	-
Other expenses(4)	1,116	1,307	2,019	1,994
Adjusted EBITDA	$(8,915)	$(21,070)	$(32,564)	$(56,313)
Net loss as a percentage of total revenue	(17.6)%	(114.1)%	(11.9)%	(51.8)%
Adjusted EBITDA as a percentage of total revenue	(5.2)%	(11.4)%	(6.2)%	(11.1)%

(3)	Nonrecurring merger transaction expenses primarily consist of management bonus payments of $31.7 million, including $2.8 million bonuses paid subsequent to the Closing Date, accrual for Rubicon management rollover consideration under the Merger Agreement of $47.6 million, and related payroll tax expense of $1.2 million in connection with the Mergers.
(4)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties, fees for certain financing arrangements and gains and losses on sale of property and equipment.

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

During the three and nine months ended September 30, 2023, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of September 30, 2023. However, all warrant liabilities and derivative liabilities under current liabilities may be settled in Class A Common Stock.

To address liquidity needs, we entered into the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the May 2023 Equity Agreements and the Cantor Sales Agreement during the nine months ended September 30, 2023. Additionally, we have amended the Subordinated Term Loan, Insider Convertible Debentures, Third Party Convertible Debentures and NZ Superfund Convertible Debenture to extend their maturity dates and converted the Rodina Note to Class A Common Stock. Furthermore, the YA Convertible Debentures were assigned to certain existing investors of ours and the assignees converted the remaining principal and accrued interest to Class A Common Stock in August 2023. We have also been working to execute our plan to modify our operations to further reduce spending and improve cash flow.

We believe the proceeds from the financing arrangements executed during the nine months ended September 30, 2023, along with the cost reduction initiatives, cash on hand and other cash flows from operations are expected to provide sufficient liquidity to meet our known liquidity needs for the next 12 months. However, there can be no assurance that we will be successful in executing the cost reduction initiatives and may need to raise additional capital in future periods.

See “—Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(66,573)	$(112,918)
Net cash used in investing activities	(750)	(69,865)
Net cash provided by financing activities	70,677	176,630
Net increase (decrease) in cash and cash equivalents	$3,354	$(6,153)

Cash flows used in operating activities

Net cash used in operating activities decreased by $46.3 million to $66.6 million for the nine months ended September 30, 2023, compared to $112.9 million for the nine months ended September 30, 2022. The decrease in cash used in operating activities was driven by:

●	a $201.3 million decrease in net loss; partially offset by

●	a $92.3 million net increase in non-cash gains which was primarily attributable to a $75.3 million decrease in equity-based compensation costs, a $73.1 million decrease in loss on change in fair value of derivatives, a $26.8 million increase in settlement of accrued incentive compensation, a $7.0 million gain on service fee settlement in connection with the Mergers, a $6.8 million decrease in phantom unit expense, a $3.3 million increase in gain on change in fair value of warrants and $1.2 million decrease in deferred compensation expense, partially offset by a $61.7 million decrease in gain on change in fair value of earn-out liabilities, a $18.2 million loss on extinguishment of debt obligations, $7.7 million paid-in-kind interest capitalized to the principal of debt obligations, $5.9 million of service fees settled in common stock, a $4.6 million increase in amortization of deferred debt charges, and a $4.4 million increase in bad debt reserve; and

●	a $62.6 million unfavorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in unfavorable impact from accrued expenses by $35.4 million, accounts payable by $33.1 million, contract assets by $7.6 million, other current assets by $2.0 million, other liabilities by $1.8 million and prepaid expenses by $1.2 million, partially offset by an increase in favorable impact from accounts receivable by $17.9 million.

Cash flows used in investing activities

Net cash used in investing activities decreased by $69.1 million to $0.8 million for the nine months ended September 30, 2023 compared to $69.9 million for the nine months ended September 30, 2022. The decrease in cash used in investing activities was driven by $68.7 million of payments made under the Forward Purchase Agreement during the nine months ended September 30, 2022, that did not repeat in 2023. Cash used for property and equipment purchases also decreased by $0.4 million.

Cash flows from financing activities

Net cash provided by financing activities was $70.7 million for the nine months ended September 30, 2023 and $176.7 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 resulted primarily from proceeds of $86.2 million from new third party debt, $24.8 million from the issuance of common stock, $14.5 million from related party debt and $13.6 million net draws on the line of credit, offset in part by $53.5 million repayments of debt, $13.9 million of financing costs paid, and $1.1 million cash outflow for RSUs withheld to pay taxes. Net cash provided by financing activities for the nine months ended September 30, 2022 resulted primarily from net proceeds from the Mergers of $175.0 million and proceeds of $8.0 million from the SAFE, offset in part by $4.5 million repayments of long-term debt and $2.0 million payments of financing costs.

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

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan with a maturity date of May 23, 2024. The Subordinated Term Loan bore interest at 14% until the agreement was amended on June 7, 2023. On June 7, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity date to the earlier of (i) the scheduled maturity date (June 7, 2025, which we have an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15.0%, of which 11.0% is paid in cash and 4.0% is paid in kind by capitalizing such interest accrued to the principal each month in arrears. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreement, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until we repay the Subordinated Term Loan in full.

On November 30, 2022, as part of the YA SPA, we issued the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, net proceed of $5.0 million after deduction of commitment fee. The First YA Convertible Debenture had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the First YA Convertible Debenture was outstanding, the Yorkville Investor had an option to convert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor was not permitted to convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the nine months ended September 30, 2023, the Yorkville Investor converted $4.2 million of the principal and $0.1 million of the accrued interest to Class A Common Stock. On August 8, 2023, the Yorkville Investor assigned the First YA Convertible Debenture to certain existing investors of ours affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the First YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $12.00 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month. On August 25, 2023, the assignees converted the remaining principal and accrued interest to Class A Common Stock for a full and final settlement of the First YA Convertible Debenture.

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with certain members of our management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 16, 2022, the First Closing Insider Investors purchased convertible debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider Convertible Debentures had a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. During the nine months ended September 30, 2023, the First Closing Insider Investors did not convert any amount of the principal or accrued interest of the First Closing Insider Convertible Debentures. Concurrent with the issuance of the First Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the First Closing Insider Investors, pursuant to which the First Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the First Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. On June 2, 2023 and July 11, 2023, we entered into an amendment to all of the First Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026.

On February 1, 2023, we entered into security purchase agreements (the “Third Party SPA” and the “NZ Superfund SPA”, collectively the “Second Closing Insider SPA”) with various third-party investors (the “Third Party Insider Investors”) and the NZ Superfund (the Third Party Insider Investors and NZ Superfund collectively, “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Third Party Convertible Debentures and NZ Superfund Convertible Debenture (collectively “Second Closing Insider Convertible Debentures”) in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider Convertible Debentures had a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for NZ Superfund Debenture that accrued interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. During the nine months ended September 30, 2023, the Second Closing Insider Investors did not convert any amount of the principal or accrued interest of the Second Closing Insider Convertible Debentures. Concurrent with the issuance of the Second Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the Second Closing Insider Investors, pursuant to which the Second Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Second Closing Insider Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. On June 2, 2023 and July 31, 2023, we entered into amendments to all of the Second Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026 and modifying the interest rate the NZ Superfund Convertible Debenture bears to 14.0%.

On February 2, 2023, we issued the Rodina Note. The Rodina Note has a principal of $3.0 million, accrued interest at an annual rate of 16.0% and matures on July 1, 2024. Interest was to be paid in kind by quarterly capitalizing the accrued amount to the principal at the end of each calendar quarter and would be due at maturity with the principal. On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the conversion agreement, we agreed to issue Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. On June 20, 2023, we issued Class A Common Stock in accordance with the conversion agreement and settled the Rodina Note.

On February 3, 2023, as part of the YA SPA, we issued the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture was outstanding, the Yorkville Investor had an option to convert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor was not permitted to convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the nine months ended September 30, 2023, the Yorkville Investor converted $7.2 million of the principal and $0.2 million of the accrued interest of the Second YA Convertible Debenture to Class A Common Stock. On August 8, 2023, the Yorkville Investor assigned the Second YA Convertible Debenture to certain existing investors of ours affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the Second YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $12.00 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month. On August 25, 2023, the assignees converted the remaining principal and accrued interest to Class A Common Stock for a full and final settlement of the Second YA Convertible Debenture.

On June 7, 2023, we entered into the June 2023 Revolving Credit Facility, which provides a line of credit up to $90.0 million, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of September 30, 2023). As of September 30, 2023, we had $65.5 million of borrowings under the Revolving Credit Facility and $1.4 million remained available to draw. The borrowing capacity is calculated based on our borrowing base collateral, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit. The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month. On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued the September 2023 Rodina Letter of Credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on our behalf, which increased our borrowing base collateral under the facility by $15.0 million. The expiration date of the September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. Additionally, we issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026.

On June 7, 2023, we entered into a $75.0 million June 2023 Term Loan agreement with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. We had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. We elected to pay the interest accrued through August 31, 2023 in kind. We also have the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity. We paid the first 13.5% of interest in cash and elected to pay the rest in kind through October 31, 2023. As of September 30, 2023, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12% of the principal repaid. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, we entered into the June 2023 Term Loan Warrants agreements and issued common stock purchase warrants. The June 2023 Term Loan Warrants granted the lender the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, we issue additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under our equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in Rubicon’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by Rubicon up to $20.0 million in the aggregate, with certain exceptions defined in the agreement. Since the issuance through September 30, 2023, none of the June 2023 Term Loan Warrants were exercised.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. Additionally, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million. During the terms of the agreements, such Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, if we achieve certain financial conditions defined in the agreements. As of September 30, 2023, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require us to maintain a $2.0 million letter of credit, which could be eliminated upon our achievement of certain financial conditions defined in the agreements.

See Note 5 – Debt and Note 9 – Warrants to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On August 31, 2022, we entered into the SEPA with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, Rubicon had the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of our Class A Common Stock at a discounted per share price until the earlier of the 36 month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth therein. Any issuances and sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, were at our option, and we were under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, we issued the Yorkville Investor 25,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. On August 18, 2023, Yorkville Investor and we agreed to terminate the SEPA without any further liability to either party under the facility. We did not sell any shares of Class A Common Stock under the SEPA during the period from the origination through the termination of the facility. For more information regarding the SEPA, see Note 11 – Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0008 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. Through September 30, 2023, the YA Warrant has not been exercised. For more information regarding the YA Warrant, see Note 11 – Yorkville Facilities, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

In May 2023, we entered into the May 2023 Equity Agreements with various investors, including entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which we agreed to issue Class A Common Stock for the total purchase price of $23.7 million. On June 20, 2023, we issued Class A Common Stock to the investors pursuant to the May 2023 Equity Agreements.

On September 5, 2023, we entered into the Cantor Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. Under the terms of the Cantor Sales Agreement, we have agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of our sales of shares of Class A Common Stock reach $50.0 million in total unless terminated pursuant to the terms of the Cantor Sales Agreement. We did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through September 30, 2023.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5 – Debt and Note 16 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

As of September 30, 2023, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $23.5 million through October 2024, $19.8 million of which is due through September 30, 2024. See Note 15 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor.

As disclosed in Note 16 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023, we entered into amendments to the software services subscription agreement with the PIPE Investor, which provide us with the option, in our sole discretion, to settle the $16.0 million of fees which are scheduled to become due between October 2023 and June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement.

As disclosed in Note 20 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report, in accordance with the amended agreement, we settled $3.8 million of the software services subscription fee incurred during the three months ended September 30, 2023 by issuing Class A Common Stock on October 2, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) registration statement on Form S-1, as originally filed with the SEC on February 8, 2023 and declared effective on September 18, 2023 (as further amended, the “Registration Statement”), (ii) the 10-K Annual Report as filed with the SEC on March 23, 2023, and (iii) the 10-Q Quarterly Report filed with the SEC on August 11, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The reverse split of our common stock effected on September 26, 2023 could decrease our total market capitalization and may increase the volatility of our stock price.

On September 26, 2023, we effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the NYSE beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share.

There can be no assurance that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. Furthermore, a decline in the market price of our common stock after the reverse stock split may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

The reverse stock split increased the Company’s authorized but unissued shares of common stock, which could negatively impact a potential investor.

Because the number of authorized shares of the Company’s common stock was not reduced proportionately, the reverse stock split increased our board of directors’ ability to issue authorized and unissued shares without further stockholder action. The issuance of additional shares of common stock or securities exercisable or convertible into common stock may have a dilutive effect on earnings per share and relative voting power and may cause a decline in the trading price of the common stock. The Company could use the shares that are available for future issuance in equity financing transactions, or to oppose a hostile takeover attempt or delay or prevent changes in control or changes in or removal of management, including transactions that are favored by a majority of the stockholders or in which the stockholders might otherwise receive a premium for their shares over then-current market prices or benefit in some other manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
1.1	Controlled Equity OfferingSM Sales Agreement, dated September 5, 2023, between Rubicon Technologies, Inc. and Cantor Fitzgerald & Co.	8-K		1.1	September 11, 2023
3.1	Certificate of Amendment	8-K		3.1	September 27, 2023
4.1	Common Stock Purchase Warrant, dated September 15, 2023, issued by Rubicon Technologies, Inc. to MBI Holdings LP or their assigns	8-K		4.1	September 21, 2023
10.1	Convertible Debenture Assignment and Assumption Agreement, dated as of August 8, 2023, by and between YA II PN, Ltd. and the holder signatories thereto.	8-K		10.1	August 11, 2023
10.2	Amendment to Convertible Debenture No.1, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	8-K		10.2	August 11, 2023
10.3	Amendment to Convertible Debenture No.2, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	8-K		10.3	August 11, 2023
10.4	Securities Purchase Agreement, dated September 15, 2023, by and between Rubicon Technologies, Inc. and MBI Holdings LP	8-K		10.1	September 21, 2023
10.5	Form of Amendment to Convertible Debenture			10.2	September 21, 2023
10.6	Limited Waiver and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Acquiom Agency Services LLC, as agent, and the borrowers and the lenders party thereto.	8-K		10.3	September 21, 2023
10.7	Limited Waiver and Amendment No. 1 to the Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Midcap Funding IV Trust, as agent, and the borrowers and the lenders party thereto.	8-K		10.4	September 21, 2023
10.8	Limited Waiver and Fifth Amendment to Loan and Security Agreement, dated September 17, 2023, by and among the Company, as guarantor, Mizzen Capital, LP, as agent, and the borrowers and the lenders party thereto.	8-K		10.5	September 21, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: November 13, 2023	By:	/s/ Philip Rodoni
Philip Rodoni
Chief Executive Officer