Form 10-K
period 2023-12-31
Rubicon Technologies, Inc.
filed 2024-03-28
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	88-3703651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 E Paces Ferry Rd NE Suite 810 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (844) 479-1507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $63,861,156, based on the closing price on that day of $2.96.

As of March 28, 2024, 52,406,059 shares of Class A Common Stock, par value $0.0001 per share, and, 1,051,627 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Unless the context indicates otherwise, references in this report to the “Company,” “we,” “us,” “our” and similar terms prior to the Closing (as defined herein) are intended to refer to Founder SPAC, and after the Closing, to Rubicon Technologies, Inc. and its consolidated subsidiaries.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the anticipated benefits of the Business Combination (as defined herein) and the financial condition, results of operations, earnings outlook, and prospects of Rubicon Technologies, Inc. (“Rubicon” or the “Company”). Forward-looking statements appear in a number of places in this report including, without limitation, in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Business.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “would” and other similar words and expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. You should understand that the following important factors, in addition to those factors described elsewhere in this report, could affect the future results of Rubicon and could cause those results or other outcomes to differ materially from those expressed or implied in such forward-looking statements, including Rubicon’s ability to: 1) access, collect and use personal data about consumers; 2) execute its business strategy, including monetization of services provided and expansions in and into existing and new lines of business; 3) manage risks associated with operational changes in response to the coronavirus disease 2019 (“COVID-19”) pandemic; 4) realize the benefits expected from the Business Combination; 5) anticipate the uncertainties inherent in the development of new business lines and business strategies; 6) retain and hire necessary employees; 7) increase brand awareness; 8) attract, train and retain effective officers, key employees or directors; 9) upgrade and maintain information technology systems; 10) acquire and protect intellectual property; 11) meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness; 12) effectively respond to general economic and business conditions; 13) maintain the listing of the Company’s securities on the NYSE or an inability to have its securities listed on another national securities exchange; 14) obtain additional capital, including use of the debt market; 15) enhance future operating and financial results; 16) anticipate rapid technological changes; 17) comply with laws and regulations applicable to its business, including laws and regulations related to data privacy and insurance operations; 18) stay abreast of modified or new laws and regulations applying to its business; 19) anticipate the impact of, and respond to, new accounting standards; 20) anticipate the rise in interest rates and other inflationary pressures which increase the cost of capital; 21) anticipate the significance and timing of contractual obligations; 22) maintain key strategic relationships with partners and distributors; 23) respond to uncertainties associated with product and service development and market acceptance; 24) manage to finance operations on an economically viable basis; 25) anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; 26) successfully defend litigation; 27) successfully deploy the proceeds from the Business Combination, private placements, equity offerings, and debt offerings; and 28) execute anticipated operational efficiency initiatives, cost reduction measures and financing arrangements.

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

●	There can be no assurance that the Class A Common Stock will continue to be listed on NYSE and that we will continue to comply with the continued listing standards of NYSE.

●	The market price and trading volume of Class A Common Stock may be volatile and could decline significantly following the Business Combination.

●	Rubicon may be subject to securities litigation, which is expensive and could divert management attention.

Risks Related to Operating as a Public Company, the Up-C Structure and the Tax Receivable Agreement

●	Our management does not have prior experience in operating a public company.

●	Rubicon will depend on distributions from Holdings LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.

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

Our revenues have grown from approximately $359 million in 2018 to approximately $698 million in 2023.

Industry Background & Market Opportunity

Massive and fragmented market

The global waste and recycling industry is massive. Every human on the planet generates waste, and proper waste disposal is a key public service across the globe. In 2020, the waste and recycling market represented approximately $1.9 trillion on a global basis and was projected to grow at an approximately 5.5% compound annual growth rate (“CAGR”) between 2023 and 2032 according to Allied Market Research. The waste and recycling market in North America, our core operating territory, was approximately $208 billion in 2019 according to Allied Market Research.

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

Solutions for Governments

In addition to working with commercial waste generators and commercial waste and recycling service providers, we have deployed our technology in more than 100 municipalities to help them manage their waste and recycling infrastructure and reach their sustainability goals. We use our proprietary technology to digitize trash and recycling routes, allowing collection crews to cover routes more effectively and efficiently while automating many reporting processes.

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

For the years ended December 31, 2023 and 2022, our revenue generated from sales to government entities was less than 5% of our total revenue.

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

On August 15, 2022, we consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated December 15, 2021 (the “Merger Agreement”), by and among Founder, Ravenclaw Merger Sub LLC, Ravenclaw Merger Sub Corporation 1, Ravenclaw Merger Sub Corporation 2, Ravenclaw Merger Sub Corporation 3, Boom Clover Business Limited, NZSF Frontier Investments Inc., PLC Blocker A LLC, and Rubicon Technologies, LLC (“Holdings LLC”). Pursuant to the Merger Agreement, among other things, Founder domesticated as a Delaware corporation, changed its name to Rubicon Technologies, Inc. (“Rubicon”) and began trading on the New York Stock Exchange (“NYSE”) under the symbols “RBT”.

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

Human Capital Resources

Our People and Culture

We are passionate about our people, and work hard to attract, develop, and retain employees who share our core values and are committed to achieving our mission to end waste. As of December 31, 2023, we had 340 employees, 336 of whom were based in the United States. None of our employees are represented by a labor union, and we consider our relations with our employees to be very good. A strong commitment to diversity and inclusion is central to our core values in all that we do. We also support the following employee affinity groups: African American Affinity Group, Latin American and Caribbean Heritage Affinity Group, Asian and Pacific Islander Affinity Group, Veterans Affinity Group, LGBTQ+ Affinity Group, and Women in Leadership Affinity Group. The groups meet routinely to discuss matters important to them, host social events and volunteer opportunities, and make presentations at our All Hands meetings to share topics of interest with all our employees.

Benefits, Health, Safety & Wellbeing

We are proud to offer an employee benefits package that aligns with our commitment to being a great place to work. This includes benefits such as employer sponsored medical insurance for the family unit, an employee assistance program for mental wellbeing, paid maternity and paternity leave, and unlimited vacation for exempt employees. We also focus on the financial wellbeing of our employees with competitive compensation, a 401(k) plan with employer match, and financial education programs.

We currently maintain three offices: a headquarters in Atlanta, Georgia; and offices in New York, New York and Tinton Falls, New Jersey. The remainder of our employees work from their home.

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

Social Media – Our social channels are a key part of our marketing efforts. Using both paid and organic programs, we advertise on a number of different social media feeds and channels, including LinkedIn, Instagram, Facebook and X.

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

Special Projects – Each year, we run special projects intended to further our mission and build our profile in our industry and beyond. One of the notable examples is Trash or Treasure – our Halloween and Valentine's Day campaigns targeted at schools and businesses, which are designed to mitigate the waste that builds up over the course of these holiday seasons.

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

As of December 31, 2023, we had 33 employees focused on our product development activities. For the years ended December 31, 2023 and 2022, our product development spending was $29.6 million and $37.5 million, respectively, and, as a percentage of total revenues, was 4.3% and 5.5%, respectively. We intend to continue to invest in our product development capabilities to extend our platform but expect the product development cost to decrease as a percentage of total revenue over the next twelve months as a result of our increased focus on operational efficiencies and cost reduction measures across the organization.

Intellectual Property

Intellectual property rights are critical to our success. We rely on a combination of patents, copyright, trademark, and trade secrets in the United States and other jurisdictions, as well as confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary platform, software, know-how, and brand. As of December 31, 2023, we had more than 60 patents granted in the United States and internationally combined. Among other things, our patents and published patent applications address hauler and vendor facing innovations that enable monitoring and management of waste hauling vehicles including service confirmation, load monitoring, vehicle weight determination, bin overflow detection, route determination, intelligent dispatching, unscheduled stop detection, and remote waste auditing; customer-facing innovations that allow customers to make on-demand service requests, remotely manage waste services, request bulk material removal, and track waste receptacles; innovations related to intelligent dispatching, remote auditing, route generation, and residential waste management systems; and smart cities innovations including systems for monitoring waste service regulation and compliance data, road condition detection, smart bins and sensors offering use-based incentives, and air quality-based waste management. In addition, from time to time we enter into collaboration arrangements and in-bound licensing agreements with third parties, including certain of our competitors, in order to expand the functionality and interoperability of our solutions. We are not substantially dependent upon any one of these arrangements, and we are not obligated to pay any material royalty or license fees with respect to them.

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

Information About Our Executive Officers

The following are our current executive officers:

Name	Age	Position
Phil Rodoni	51	Chief Executive Officer and Director
Kevin Schubert	47	President and Chief Financial Officer
Tom Owston	37	Chief Commercial Officer

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

Tom Owston. Mr. Owston is our Chief Commercial Officer and previously served in this role at Holdings LLC since June 2021, overseeing all U.S. accounts with a focus on retention, customer satisfaction, and growth. From September 2020 to June 2021, Mr. Owston was Holdings LLC’s Vice President of Sales and Customer Relations. He rejoined Holdings LLC in September 2020, after two years at ADP (Nasdaq: ADP), where he served as District Manager for TotalSource and consulted with companies on HR solutions. Prior to ADP, Mr. Owston was Holdings LLC’s Director of Retail Business from 2015-2018. Previously, Mr. Owston worked as an Account Executive at Mercatus, a vertical SaaS platform built specifically for the renewable energy industry, and as a Strategic Account Director at Big Belly Solar, an Internet of Things trashcan hardware/software company. Mr. Owston received a B.S. in History with a minor in Business Administration from Northeastern University and currently serves as a member of the board of directors for Northeastern University’s Rowing Program.

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

We have experienced net losses in each year since inception, including net losses of $77.6 million and $281.8 million for the fiscal years ended December 31, 2023 and 2022, respectively, and we may incur net losses in the future. While we project net losses to continue in future periods, it is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in product development. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a public company. Our indebtedness also bears interest at rates as high as 17%, which requires us to commit significant amounts to interest expense. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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

If we fail to maintain appropriate and effective internal control over financial reporting and disclosure controls and procedures, we may suffer harm to our reputation and investor confidence levels.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404 of SOX.

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

Weakness in the U.S. economy reduces the amount of taxes collected by various governmental entities. We provide services to a number of these entities, including numerous municipalities. These governmental entities may suffer financial difficulties resulting from a decrease in tax revenue and may ultimately be unable or unwilling to pay amounts owed to us. In addition, weakness in the economy may cause other customers, including our large national accounts, or industrial or environmental services clients, to suffer financial difficulties and ultimately to be unable or unwilling to pay amounts owed to us. Purchasers of our recyclable commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly governmental entities and large national accounts, could negatively affect our business, financial condition and results of operations.

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

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of Class A Common Stock pursuant to the Cantor Sales Agreement, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of Class A Common Stock pursuant to the Cantor Sales Agreement, if any, and we could use such proceeds for purposes other than those currently contemplated. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity to vote on or otherwise determine how or whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Certain of our customers collect and process, purchase or sell recyclable materials such as paper, cardboard, plastics, aluminum and other metals, and utilize our solutions and services in connection with these activities. The sale prices of and the demand for recyclable commodities are frequently volatile and when they decline, demand for our solutions will be affected. The market demand for recyclable commodities is volatile due to changes in economic conditions and numerous other factors beyond our and our customers’ control. The value of plastics is influenced by the volatility of crude oil prices, and in 2020 there was a resulting decline in the value of plastic recyclables associated with the precipitous drop in the value of crude at the onset of the COVID-19 pandemic. The value of paper products is often influenced by quality concerns, which have resulted in the imposition of restrictions by other countries, including China, on the import of certain recyclables. For instance, in 2017 the Chinese government imposed strict limits on the import of recyclable materials, including by restricting the amount of contaminants allowed in imported recycled paper. These limitations significantly decreased the global demand for recyclable commodities and resulted in lower commodity prices. The war in Ukraine or Gaza may also adversely affect the commodities markets, including trading prices and volatility. Additionally, future regulation, tariffs, international trade policies or initiatives may result in further reduced demand. Any decrease in recyclable commodity prices or other facts which cause the profitability of recycling operations to decline could adversely affect demand for our solutions and have an adverse effect on our business, financial condition and results of operations.

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

We completed multiple rounds of workforce reductions since 2022 in order to further manage costs. While the shift in our business strategy and the workforce reduction are designed to reduce operating costs and improve operating margins, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts or otherwise adversely affect our business, results of operations and financial condition.

As a result of the workforce reductions, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for severance payments, employee benefits and related facilitation costs, as well as non-cash expenditures related to vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our workforce reduction may result in other unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our reductions in force and other restructuring efforts may not achieve or sustain their intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.

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

Pandemics, epidemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic, have disrupted our business and operations, and future public health crises could adversely affect our business, financial condition and operating results.

Pandemics, epidemics or disease outbreaks in the United States or globally, including the COVID-19 pandemic, have disrupted, and may disrupt in the future, our business, which could materially affect our financial condition including liquidity, operating results and future expectations. Federal, state and local governments throughout North America, Europe, Asia and other parts of the world imposed varying degrees of restriction on social, commercial and economic activity to slow the spread of COVID-19. The future outbreak of any other highly infectious or contagious diseases and related measures may have a significant adverse impact on many sectors of the economy, including the waste and recycling industry. The resulting business closures, increases in unemployment and loss of consumer financial stability and confidence may result in waste and recycling volume declines and reductions in customers’ waste service needs, which could adversely affect our business as well as those of our customers and others within the waste and recycling industry.

A broad-based economic slowdown resulting from prolonged negative effects of COVID-19, the future outbreak of any other highly infectious or contagious diseases or otherwise could have significant adverse consequences for the financial condition of our customers or suppliers. As a result, customers may seek to reduce service levels or terminate contracts, or they may be unable to timely pay outstanding receivables owed to us, each of which would adversely affect our results of operations and cash flows. Additionally, such factors have, at times, made it more challenging to negotiate, renew or expand service contracts with acceptable pricing terms. Volume changes can fluctuate dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics. Additionally, if stay-at-home orders and work from home trends continue or are re-instated, the demand for our services from our commercial and public customers could continue to or further negatively impact us. To the extent the landfills and waste haulers experience a deterioration in financial condition or operational capability as a result of the impacts of COVID-19, the future outbreak of any other highly infectious or contagious diseases or another economic slowdown, we may experience material supply chain disruptions and delays, which could also increase our operating costs. If a large portion of our employee base or our hauler base were to become ill, it could impact our ability to provide timely and reliable service. Additionally, the transition of most of our back-office employees to work-from-home increases various operational risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing our systems and information remotely in the course of their ordinary work. Many within the waste and recycling industry were exposed to these same risks as well.

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

During the year ended December 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenues at approximately 20% of the total revenues, while during the year ended December 31, 2022, there were two such customers together accounted for 26% of the Company's total revenues. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or attempt to perform the services we provide themselves. Further, as of December 31, 2023 and 2022, approximately 56% and 38%, respectively, of our aggregate accounts receivable and contract assets were due from three customers. The contract terms with these customers range from 2 to 3 years, but may be terminated without penalty with advance written notice. These contracts do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in our industry or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of any of these customers, if not offset by revenues from new or other existing customers, or any inability of any customers to pay amounts as and when due, could adversely affect our business, financial condition and results of operations.

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

We have activities outside of the United States and work with some international third-party providers, including product developers in Europe. Our operations, those of the third parties with which we work as well as those of our customers, are therefore subject to regulatory, economic, political and other events and uncertainties in countries where these operations are located. Further, our growth strategy includes expansion into additional international markets. In addition to the risks discussed elsewhere herein that are common to both our domestic and international operations, we face risks specific to our foreign activities, including but not limited to:

●	political, social, economic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, including the wars in Ukraine and the Middle East;

●	difficulties and increased costs in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural difference;

●	restrictions and limitations on the transfer or repatriation of funds and fluctuations in currency exchange rates;

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

As a large company with international operations, across the U.S. and Canada in particular, we are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business, including with respect to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. Additionally, our participation in the waste and recycling industry, even though we are only an indirect market participant that does not own or operate any landfill or hauling operations, subjects us to additional claims that many other companies in other industries are not likely to face. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly and often divert management’s attention from day-to-day operations. For example, we may incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. Additionally, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. We may be required to pay fines or judgments, which could be significant, or to implement corrective measures, or we may have our permits and licenses modified or revoked as a result of these actions. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine or other expenses in excess of any accrual or reserve could have a material adverse effect on our business, financial condition and results of operations. See Note 20 – Commitments and contingencies to our consolidated financial statements included elsewhere in this report.

Our ability to use our net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2023, we had approximately $35.3 million of tax-effected federal NOL carryovers and $6.4 million of tax-effected state NOL carryovers. $34.6 million of our tax-effected federal NOL carryovers have no expiration date and the usage of these NOL carryovers is limited to 80% of taxable income and the remaining federal NOL carryovers expire in varying amounts at various dates beginning in 2032. $6.4 million of our tax-effected state NOL carryovers will expire in varying amounts at various dates beginning in 2024. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some or all of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability. For additional information on our use of NOLs, see Note 19—Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Although we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, sales of Class A Common Stock under the Cantor Sales Agreement (as defined in Note 14 – Cantor Sales Agreement to the audited consolidated financial statements included elsewhere in this Annual Report), there can be no assurance that these measures, including the timing and terms thereof, will be successful or sufficient. Any new financing may also lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections, and whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and investors, and our financial performance. The new financial activities may also include potential equity financing, the terms of which could cause substantial dilution to existing stockholders. In addition, we are formulating additional plans to extend cash availability, including modifying our operations to further reduce spending, but these steps may not produce the anticipated results or provide any benefit at all. While our financial statements have been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies – Liquidity and going concern consideration, to our consolidated financial statements included elsewhere in this report.

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

As of December 31, 2023, we had approximately $200.4 million of indebtedness, consisting of $129.3 million in borrowings under our term loan and convertible debts (including a subordinated term loan in the amount of $20.7 million and related party convertible debt in the amount of $18.4 million) and $71.1 million under our revolving credit facility. Our indebtedness could have important consequences for us and our investors, including, but not limited to:

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

The interest rates under our existing indebtedness are significant – Prime Rate plus up to 8.75% for our term loan, 15.0% for our subordinated term loan, up to 14.0% for the convertible debts and up to SOFR plus 4.25% for our revolving credit facility bears interest. Our ability to make payments on debt (including interest), to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “—Risks Related to Our Business and Industry” and elsewhere in this report. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies – Liquidity and going concern consideration, Note 5, Debt, and Note 23, Subsequent Events, to our consolidated financial statements included elsewhere in this report.

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

The required interest payments on our indebtedness under the credit facility may be impacted by reforms related to the reference interest rates. The variable interest rates applicable under the credit facility are linked to Secured Overnight Financing Rate (“SOFR”) as the benchmark rate for establishing such rates. Although one or more of our credit facilities includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of SOFR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to SOFR or result in interest rates that are at least as favorable to us as those that would have resulted had SOFR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of SOFR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms or at all.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies – Liquidity and going concern consideration, Note 5, Debt, and Note 23, Subsequent Events, to our consolidated financial statements included elsewhere in this report.

Risks Related to Ownership of Our Securities

Certain existing shareholders purchased securities in Rubicon at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in Rubicon may not experience a similar rate of return.

Certain shareholders in Rubicon acquired and may acquire shares of Class A Common Stock (or Class B Units) or warrants at prices below, in some cases considerably below, the current trading price of our Class A Common Stock or for no cash consideration at all and may experience a positive rate of return based on the current trading price.

Additionally, the Yorkville Investor acquired the Yorkville Commitment Shares for no cash consideration and may acquire additional Class A Common Stock at a discount to the current trading price in the case of any other shares of Class A Common Stock to be issued pursuant to the YA Warrant. Given the relatively lower purchase prices that some of our shareholders paid to acquire securities and exercise prices that some of our shareholders may pay to exercise warrants to acquire shares of Class A Common Stock compared to the current trading price of our shares of Class A Common Stock, these shareholders, some of whom are Selling Securityholders pursuant to registration statements we are obligated to file to register the resale of shares of Class A Common Stock, in some instances will earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of Class A Common Stock at the time that such shareholders choose to sell their shares of Class A Common Stock. Investors who purchased units in Founder SPAC’s initial public offering, who purchased Founder Class A Shares on the NYSE following the IPO or who purchase our Class A Common Stock and warrants on the NYSE following the Business Combination may not experience a similar rate of return on the securities they purchase due to differences in the purchase prices and the current trading price.

Substantial future sales of shares of Class A Common Stock could cause the market price of our shares of Class A Common stock to decline.

We have agreed, at our expense, to prepare and file with the SEC certain registration statements providing for the resale of shares of Class A Common Stock.

Potential new issuances of Class A Common Stock include (a) the exercise of the IPO Warrants, (b) the vesting of all RSU and DSU awards, (c) the utilization of the Cantor Sales Agreement, (d) exercise of the YA Warrant, (e) satisfaction of the Vellar Termination Agreement in Class A Common Stock, (f) the conversion of the Insider Convertible Debentures, (h) Additional Subordinated Term Loan Warrants, (i) Advisor Warrant, (j) June 2023 Term Loan Warrants, (k) Rodina Warrant, (l) Earn-Out Interest and (m) Class V Common Stock:

		Class A	Percentage of Total
		Common Stock	Shares of
Obligation	When Issuable(1)	Issuable(2), (3)	Common Stock(4)
IPO Warrants (5)	Currently exercisable at the discretion of the holder	3,752,107	7.8%
RSUs and DSUs (6)	Upon vesting on various dates through May 30, 2026	546,073	1.2%
Cantor Sales Agreement(7)	Currently issuable at the discretion of Rubicon	27,027,027	38.0%
YA Warrant (5),(8)	Currently exercisable at the discretion of the holder	10,054,405	18.6%
Vellar Termination Agreement (8)	On or before February 25, 2024	1,081,081	2.4%
Insider Convertible Debentures	Currently convertible at the discretion of the holder	1,450,160	3.2%
Additional Subordinated Term Loan Warrants (5),(8)	To accrue over time from January 22, 2024 through June 7, 2025	6,662,162	13.1%
Advisor Warrant (5)	Currently exercisable at the discretion of the holder	62,500	0.1%
June 2023 Term Loan Warrants (5)	Currently exercisable at the discretion of the holder	2,121,605	4.6%
Rodina Warrant (5)	Currently exercisable at the discretion of the holder	498,119	1.1%
Earn-Out Interest	50% of the Earn-out Interests are issuable if the VWAP of the Class A Common Stock equals or exceeds $112.00 per share for twenty of thirty consecutive trading days before August 15, 2027; 50% of the Earn-out Interests are issuable if the VWAP of the Class A Common Stock equals or exceeds $128.00 per share for twenty of thirty consecutive trading days before August 15, 2027	298,669	0.7%
Class V Common Stock	On quarterly exchange dates determined by Rubicon's board of directors	4,425,388	0.0%

(1)

Represents the dates on which Rubicon may issue shares of Class A Common Stock or the securityholders may obligate Rubicon to issue such number of shares of Class A Common Stock. The above does not purport to detail all of the conditions of such exercise or issuance obligations and you are encouraged to read the terms and conditions of each of the agreements set forth above.

(2)	Does not give effect to any interest or penalties accrued under such obligation.
(3)	Where such issuance is to be made based on a variable future rate (e.g., VWAP), the above assumes a $1.85 per share without any discounts, as applicable.
(4)	Represents such issuance’s percentage of the total number of shares of Common Stock, after giving effect to such issuance.
(5)	Assumes the cash exercise of all warrants.
(6)	Represents RSUs and DSUs issued pursuant to the Business Combination and the 2022 Equity Incentive Plan.
(7)	Assumes issuance without giving effect to various limitations defined in the Cantor Sales Agreement.
(8)	Shares issuable pursuant to these obligations will be issued as restricted securities.

The resale, or expected or potential resale, of a substantial number of our shares of Class A Common Stock in the public market could adversely affect the market price for our shares of Class A Common Stock and make it more difficult for you to sell your shares of Class A Common Stock at times and prices that you feel are appropriate. In particular, the FPA Sellers may resell a significant number of shares of Class A Common Stock in the market with respect to the shares that they retained pursuant to the FPA Termination Agreements and that may be issued in the future pursuant to the Vellar Termination Agreement. Furthermore, we expect that, because there will be a large number of shares registered, the applicable selling securityholders will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

In addition, because the current market price of our Class A Common Stock is higher than the price certain selling securityholders paid for their securities, there is more likelihood that selling securityholders holding shares of Class A Common Stock will sell their shares as soon as the applicable registration statement is declared effective and any applicable lock-up restrictions expire.

See our consolidated financial statements included elsewhere in this report for additional information regarding the Cantor Sales Agreement, YA Warrant, Vellar Termination Agreement, and Insider Convertible Debentures, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, Rodina Warrant, Earn-out Interest and Class V Common Stock.

The Warrants are exercisable for Class A Common Stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Rubicon has an aggregate of 3,752,107 IPO Warrants issued and outstanding, representing the right to purchase an equivalent number of shares of Class A Common Stock in accordance with the terms of the Warrant Agreement. The exercise price of the IPO Warrants is $92.00 per share. Without giving effect to the issuance of any shares of Class A Common Stock pursuant to any other arrangements in place, assuming full exercise of all IPO Warrants, the shares of Class A Common Stock issued upon such exercises would represent approximately 7.8% of the total number of shares of Common Stock outstanding on December 31, 2023, after giving effect to such exercises. To the extent such Warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to Rubicon’s existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such IPO Warrants may be exercised could adversely affect the market price of Class A Common Stock. However, there is no guarantee that the IPO Warrants will ever be in the money prior to their expiration, and as such, the IPO Warrants may expire worthless.

The Public Warrants may never be in the money, and they may expire worthless and the terms of such Public Warrants may be amended in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form pursuant to the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval of the holders of at least a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Notwithstanding the foregoing, any amendment to the terms of the Private Warrants only requires the consent of the Company and the holders of a majority of the Private Warrants.

We may redeem your unexpired IPO Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your IPO Warrants worthless.

Rubicon may redeem outstanding IPO Warrants prior to their exercise at a time that is disadvantageous to you, thereby significantly impairing the value of such warrants. Rubicon has the option to redeem not less than all of the outstanding Warrants at any time during the exercise period, at a price of $0.08 per IPO Warrant, upon not less than 30 days’ prior written notice of redemption to each IPO Warrant holder, (i) provided that the last reported sale price of the Class A Common Stock equals or exceeds $144.00 per share on each of 20 trading days within a 30 trading day period commencing after the IPO  Warrants become exercisable and ending on the third trading day prior to the notice of redemption to IPO Warrant holders, and (ii) provided that there is an effective registration statement with respect to the Class A Common Stock underlying such IPO Warrants, and a current prospectus relating thereto, available throughout the 30-day redemption or Rubicon has elected to require the exercise of the IPO Warrants on a “cashless basis.”

If and when the IPO Warrants become redeemable by Rubicon, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding IPO Warrants could force you (i) to exercise your IPO Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your IPO Warrants at the then-current market price when you might otherwise wish to hold your IPO Warrants, or (iii) to accept the nominal redemption price which, at the time that the outstanding IPO Warrants are called for redemption, is likely to be substantially less than the market value of your IPO Warrants.

The value received upon exercise of the IPO Warrants (1) may be less than the value the holders would have received if they had exercised their IPO Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the IPO Warrants.

As of March 27, 2024, the last reported sale of price of the Class A Common Stock was $0.42 per share, which is below the threshold required for redemption.

In the event we elect to redeem the outstanding IPO Warrants, we will mail notice of redemption by first class mail, postage prepaid, not less than thirty days prior to the redemption date to the registered holders of the IPO Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in such manner will be conclusively presumed to have been duly given whether or not the registered holder received such notice. If you do not exercise your IPO Warrants prior to the redemption date, you would only receive the nominal redemption price for your IPO Warrants upon surrender thereof.

There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 18, 2024, we received a written notice (the “Notice”) from NYSE that, because the average closing price for our Class A Common Stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual for continued listing on the NYSE. Under Section 802.01C of the NYSE Listed Company Manual, the Company has six months from receipt of the Notice to regain compliance with the Minimum Stock Price Standard (the “Share Price Cure Period”). In order to regain compliance with the Minimum Stock Price Standard, on the last trading day in any calendar month during the Share Price Cure Period, the Company’s Class A common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of such month.

Additionally, as set forth in the Notice, we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders’ equity was less than $50 million. Under NYSE procedures, we have 45 days from our receipt of the March notice to submit a plan to the NYSE demonstrating how we intend to regain compliance with the global market capitalization continued listing standard within 18 months. If we fail to regain compliance with Sections 802.01B or 802.01C of the NYSE Listed Company Manual during the respective cure periods or if we fail to meet material aspects of the compliance plan, the NYSE may commence suspension and delisting procedures.

Our Class A Common Stock is currently listed on NYSE. If NYSE delists Rubicon’s securities for failure to meet the continued listing standards, Rubicon and its stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock is listed on the NYSE, it is covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if Rubicon was no longer listed on the NYSE, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

Under certain circumstances, holders of Rubicon Interests will be entitled to Earn-Out Interests, which will increase the number of shares eligible for future resale in the public market and result in dilution of our stockholders.

After the Closing, subject to the terms and conditions set forth in the Merger Agreement, the holders of Rubicon Interests (excluding, for the avoidance of doubt, Rubicon Phantom Unitholders and Rubicon Management Rollover Holders), as applicable, have a right to receive their pro rata portion of a number of Earn-Out Interests (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing. Blocked Unitholders immediately before the Closing will be entitled to receive a pro rata portion of 186,064 Earn-Out Class A Shares and Rubicon Continuing Unitholders immediately before the Closing will be entitled to receive a pro rata portion of 1,112,605 Earn-Out Units and an equivalent number of Earn-Out Class V Shares.

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

Subject to the terms and conditions set forth in the Merger Agreement, the holders of Rubicon Interests (excluding, for the avoidance of doubt, Rubicon Phantom Unitholders and Rubicon Management Rollover Holders), as applicable, will be entitled to receive their pro rata portion of a number of Earn-Out Interests (subject to equitable adjustment for share splits, share dividends, combinations, recapitalizations and the like after the Closing, including to account for any equity securities into which such shares are exchanged or converted) as additional consideration based on the performance of the Class A Common Stock during the five (5) year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”):

(1) 50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $112.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty (20) of thirty (30) consecutive trading days during the Earn-Out Period;

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

The market price and trading volume of Class A Common Stock has been and may continue to be volatile and has declined and could further decline significantly.

Stock markets, including the NYSE, the NYSE Amex and the Nasdaq Capital Market, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Class A Common Stock, the market price of Class A Common Stock may be volatile and could decline significantly. In addition, the trading volume in Class A Common Stock may fluctuate and cause significant price variations to occur. If the market price of Class A Common Stock declines significantly, you may be unable to resell your shares at or above the market price of Class A Common Stock as of the date of the consummation of the Business Combination. We cannot assure you that the market price of Class A Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

●

general economic and political conditions, such as the effects of pandemics, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism, including the outbreak of war in Ukraine and Gaza; and

●	future issuances of Class A Common Stock at or below then-current trading prices.

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

On September 26, 2023, we effected a reverse stock split of our outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the NYSE beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share.

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

Rubicon is a holding company and its only business is to act as the managing member of Holdings LLC, and its only material assets are Class A Units representing approximately 90.0% of the membership interests of Holdings LLC as of December 31, 2023. Rubicon does not have any independent means of generating revenue. We anticipate that Holdings LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Holdings LLC. Accordingly, Rubicon will be required to pay income taxes on its allocable share of any net taxable income of Holdings LLC. We intend to cause Holdings LLC to make pro rata distributions to each of its members, including Rubicon, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Rubicon to make payments under the Tax Receivable Agreement. In addition, Holdings LLC will reimburse Rubicon for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Rubicon shall receive a tax distribution payment before the other members of Holdings LLC receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members of Holdings LLC pro rata in accordance with their assumed tax liabilities. To the extent that Rubicon needs funds, and Holdings LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Rubicon’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. Although we do not currently expect to pay dividends, such restrictions could also affect Rubicon’s ability to pay any dividends (if declared) in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity, Risk Management, and Strategy

Rubicon recognizes the importance of identifying, assessing, and managing risks associated with cybersecurity threats. Rubicon’s approach to risk management starts with assessing the likelihood and impact of a potential or known risk. Rubicon focuses on substantiating each identified risk by classifying its risk rating and residual risk, followed by categorizing the risk with two (2) additional criteria.  First, we assess if the risk is related to our overall cybersecurity program, business continuity, privacy compliance, or financial risk. Second, we designate a strategy for each identified risk, including acceptance, avoidance, transference, and mitigation.

Rubicon’s cybersecurity program is built around the Service Organization Control Type 2 (SOC 2) standards established by the Assurance Services Executive Committee (ASEC) of the American Institute of Certified Public Accountants (AICPA). The cybersecurity program is independently assessed through the SOC 2 audit process. Additionally, we have developed and implemented a Business Continuity Management System (BCMS) which has been certified against the International Organization for Standardization (ISO) 22301:2019 standard. Rubicon’s program encompasses a series of policies and controls to prevent, detect, and respond to threats and incidents. Policies and controls include, but are not limited to, identity access management, employee awareness and training, change management, privacy, continuity and resiliency, incident management, security operations, endpoint security, data classification and handling, and third-party risk management.

Additionally, Rubicon employs the use of third-party services to support continuous cybersecurity and network monitoring. Specifically, these third-parties provide managed detection and response, as well as incident response and readiness services. The cybersecurity team manages routine internal auditing, penetration testing, vulnerability scanning, exercising and training, third-party assessments, and policy enforcement.

Governance

Rubicon’s Board of Directors, through the Audit Committee, is responsible for the independent oversight of Rubicon’s cybersecurity program. The duties and responsibilities of the Audit Committee can be found in the Audit Committee Charter, which is located on our investor relations website. Members of the management team report to the Audit Committee, which reports to the entire Board of Directors about cybersecurity risk at least annually. In addition, in accordance with Rubicon’s incident response procedures, the Board of Directors is informed of any potentially material cybersecurity incidents upon discovery and classification of a cyber incident if the incident meets Priority One Status (“P1”) and has potential for data loss, loss of service(s) greater than that of any defined service level agreement, or may or does require breach notification. All lower level incidents are reported annually, or as needed to the Audit Committee.

Rubicon’s cybersecurity program is managed by a dedicated team lead by our Vice President of Cybersecurity, who is responsible for deploying and maintaining cybersecurity operations through the use of people, processes, and technology. Rubicon’s cybersecurity team leverages industry standards and industry-recognized best practices. Any incident, either assumed or actual, is escalated for further review as soon as practicable, and then reported to designated members of the executive leadership team pursuant to Rubicon’s established incident management procedures.

Our designated Chief Information Security Officer ("CISO") is responsible for overseeing the performance of our cybersecurity program in partnership with our Chief Executive Officer ("CEO"). Our Vice President of Cybersecurity reports to the CISO. The CISO and CEO receive routine updates regarding current operations, threats, and industry trends. Findings from independent auditors as well as findings from internal audits and any penetration testing are presented to the CISO and CEO and corrective action is prioritized, where applicable.

In 2023, Rubicon did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our strategies, operations, or financial condition. Rubicon cannot eliminate all risks from cybersecurity threats or other related risks or provide guarantees or assurances that we have not experienced undetected cybersecurity incidents. To that end, however, we believe cybersecurity is the responsibility of all related parties to our business.

Item 2. Properties.

While most of our employee base operates remotely, we maintain three facilities for operations: our corporate headquarters are in New York, New York and we maintain offices in Atlanta, Georgia and Tinton Falls, New Jersey. We lease all our facilities. We believe that our current office space and facilities are adequate to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is currently traded on the NYSE under the symbols “RBT”.

Holders

As of March 28, 2024, there were 97 holders of record of our Class A Common Stock and 45 holders of record of our Class V Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Issuer Purchase of Equity Securities

There were no issuer purchases of equity securities of the Company during the three months ended December 31, 2023.

Unregistered Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the fiscal year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Rubicon Technologies, Inc., a Delaware corporation (“Rubicon,” “we,” “us,” and “our”), should be read together with our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this report. We assume no obligation to update any of these forward-looking statements except as required by law.

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

Over the past decade, this value proposition has allowed us to scale our platform considerably. Our digital marketplace now services over 8,000 customers, including numerous large, blue-chip customers such as Apple, Dollar General, Starbucks, Walmart, Chipotle, and FedEx, and encompasses over 8,000 hauling and recycling partners across North America. We have also deployed our technology in over 100 municipalities within the United States and operate in 20 countries. Furthermore, we have secured a robust portfolio of intellectual property, having been awarded more than 60 patents and 15 trademarks.

We operate as one segment. See Note 1, Nature of operations and summary of significant accounting policies, to our audited consolidated financial statements included elsewhere in this Annual Report for our discussion about segments.

Recent Developments

Reverse Stock Split

On September 26, 2023, we effected a reverse stock split of our outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the NYSE beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of our issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. Equitable adjustments corresponding to the reverse stock split ratio were made to all (i) issued and outstanding shares of all other classes of stock of Rubicon, (ii) the exercise prices of and number of shares of common stock underlying Rubicon’s public and private warrants, (iii) the number of shares of common stock underlying Rubicon’s outstanding equity awards, and (iv) the number of shares of common stock issuable under Rubicon’s equity incentive plan. All share and per share amounts of the common stock included in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

On November 30, 2022, upon signing the YA SPA, we (i) issued and sold to the Yorkville Investor (a) a convertible debenture in the principal amount of $7.0 million for a purchase price of $7.0 million (the “First YA Convertible Debenture) and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a commitment fee in the amount of $2.0 million, with such amount being deducted from the proceeds of the First YA Convertible Debenture. Pursuant to the YA SPA, the parties further agreed that we would issue and sell to the Yorkville Investor and the Yorkville Investor would purchase from us another convertible debenture in the principal amount of $10.0 million for a purchase price of $10.0 million (the “Second YA Convertible Debenture”), upon the satisfaction of certain conditions defined in the YA SPA. On February 3, 2023, following satisfaction of these conditions, we issued and sold to the Yorkville Investor the Second YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million. During the year ended December 31, 2023, the Yorkville Investor converted $11.4 million of the principal and $0.3 million of the accrued interest of the YA Convertible Debentures to Class A Common Stock.

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

On February 28, 2024, the number of Class A Common Stock shares the YA Warrant is exercisable for was set and as of March 28, 2024, 14,000,000 shares of Class A Common Stock remained to be exercised.

See “—Liquidity and Capital Resources—Debt” and “—Other Financing Arrangements” below.

Insider SPAs

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with various investors comprised of certain members of Rubicon’s management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 31, 2022, the First Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $11.9 million and purchase price of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. See “—Liquidity and Capital Resources—Other Financing Arrangements” below for additional information.

On February 1, 2023, we entered into a security purchase agreement (the “Second Closing Insider SPA”) with various third parties and Guardians of New Zealand Superannuation, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock (the “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, on February 1, 2023, the Second Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $6.5 million and purchase price of $5.7 million (the “Second Closing Insider Convertible Debentures”, and together with the the First Closing Insider Convertible Debentures, the “Insider Convertible Debentures”). The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures.

In June and July 2023, we entered into amendments to the Insider Convertible Debentures, which extended their maturity date to December 1, 2026 and modified. See “—Liquidity and Capital Resources—Debt” below.

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

SEPA

On August 31, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Yorkville Investor”) pursuant to which (a) we issued to the Yorkville Investor 200,000 shares of Class A Common Stock represented an initial up-front commitment fee, and (b) assuming satisfaction of certain conditions and subject to the limitations set forth in the SEPA, we have the right, from time to time to issue and sell to the Yorkville Investor up to $200.0 million in shares of Class A Common Stock until the earlier of September 1, 2025 (the first day of the month next following the 36-month anniversary of the date of the SEPA) or the date on which the facility has been fully utilized.

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

Notice from the NYSE

On March 18, 2024, Rubicon received written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing standard set forth in section 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because its average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported stockholders’ equity was less than $50.0 million. Rubicon also no longer satisfies the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual (the “Minimum Stock Price Standard”) because the average closing price of Rubicon’s Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Under Section 802.02 of the NYSE Listed Company Manual, Rubicon has 45 days from the receipt of the Notice to submit a plan advising the NYSE of definitive action the Company has taken, or is taking, which would bring the Company into compliance with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Market Capitalization Cure Period”). We intend to develop and submit a plan (the “Plan”) to bring it into compliance with the Minimum Market Capitalization Standard within the required time frame by pursuing measures that are in the best interests of the Company and its stockholders. The NYSE will review the Plan and determine whether we have made a reasonable demonstration of an ability to conform to the relevant standards during the Market Capitalization Cure Period. If the Plan is not submitted on a timely basis, is not accepted by the NYSE or if the NYSE determines that we are not making sufficient progress on the Plan during the Market Capitalization Cure Period, the NYSE could initiate suspension and delisting proceedings prior to the end of the Market Capitalization Cure Period. Under Section 802.01C of the NYSE Listed Company Manual, we have six months from receipt of the Notice to regain compliance with the Minimum Stock Price Standard (the “Share Price Cure Period”). In order to regain compliance with the Minimum Stock Price Standard, on the last trading day in any calendar month during the Share Price Cure Period, our Class A common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of such month. Under the NYSE rules, our Class A common stock will continue to be listed and traded on the NYSE during the independent cure periods outlined above, subject to our compliance with other continued listing requirements. The current noncompliance with the NYSE listing standards does not affect Rubicon’s ongoing business operations or its U.S. Securities and Exchange Commission reporting requirements.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other materials. Currently, old corrugated cardboard is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally downward and contributed to lower recyclable commodity revenue in more recent periods. For the years ended December 31, 2023 and 2022, our recyclable commodity revenue was $52.9 million and $85.6 million, respectively.

See the sections titled “Qualitative and Quantitative Disclosures About Market Risk” and “Risk Factors” included elsewhere in this report for further discussion regarding recyclable commodity price risk.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. For the years ended December 31, 2023 and 2022, our product development cost was $29.6 million and $37.5 million, respectively. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. We expect product development costs to stay consistent as a percentage of total revenue in the next 12 months.

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

Recyclable commodity revenue:

We recognize recyclable commodity revenue through the sale of old corrugated cardboard OCC, old newsprint ("ONP"), aluminum, glass, pallets and other recyclable materials.

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

Gain on settlement of incentive compensation

Gain on settlement of incentive compensation consists of a gain from settlements of the management rollover bonuses in connection with the mergers with Founder SPAC (the “Mergers”).

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

Comparison of years ended December 31, 2023 and 2022

	Year Ended
	December 31,
	2023	2022	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$644,636	$589,810	$54,826	9.3%
Recyclable commodity	52,946	85,578	(32,632)	(38.1)%
Total revenue	697,582	675,388	22,194	3.3%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	600,940	569,750	31,190	5.5%
Recyclable commodity	46,691	78,083	(31,392)	(40.2)%
Total cost of revenue (exclusive of amortization and depreciation)	647,631	647,833	(202)	(0.0)%
Sales and marketing	11,729	16,177	(4,448)	(27.5)%
Product development	29,645	37,450	(7,805)	(20.8)%
General and administrative	52,950	221,493	(168,543)	(76.1)%
Gain on settlement of incentive compensation	(19,042)	-	(19,042)	NM%
Amortization and depreciation	5,186	5,723	(537)	(9.4)%
Total costs and expenses	728,099	928,676	(200,577)	(21.6)%
Loss from operations	(30,517)	(253,288)	222,771	(88.0)%
Other income (expense):
Interest earned	57	2	55	2750.0%
Gain (loss) on change in fair value of warrant liabilities	2,021	(1,777)	3,798	(213.7)%
Gain on change in fair value of earn-out liabilities	5,458	68,500	(63,042)	(92.0)%
Loss on change in fair value of derivatives	(4,297)	(72,641)	68,344	(94.1)%
Excess fair value over the consideration received for SAFE	-	(800)	800	(100.0)%
Excess fair value over the consideration received for pre-funded warrant	-	(14,000)	14,000	(100.0)%
Gain on service fee settlements in connection with the Mergers	6,996	12,126	(5,130)	(42.3)%
Loss on extinguishment of debt obligations	(18,234)	-	(18,234)	NM%
Interest expense	(34,232)	(16,863)	(17,369)	103.0%
Related party interest expense	(2,215)	-	(2,215)	NM%
Other expense	(2,619)	(2,954)	335	(11.3)%
Total other income (expense)	(47,065)	(28,407)	(18,658)	65.7%
Loss before income taxes	(77,582)	(281,695)	204,113	(72.5)%
Income tax (benefit) expense	(3)	76	(79)	(103.9)%
Net loss	(77,579)	(281,771)	204,192	(72.5)%
Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(228,997)	228,997	(100.0)%
Net loss attributable to noncontrolling interests	(20,635)	(22,621)	1,986	(8.8)%
Net Loss Attributable to Class A Common Stockholders	(56,944)	(30,153)	(26,791)	88.9%

NM – not meaningful

Revenue

Total revenue increased by $22.2 million, or 3.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Service revenue increased by $54.8 million, or 9.3%, primarily due to a combination of increased service levels and volumes for existing customers in the amount of $70.8 million, and increased prices for existing customers in the amount of $23.6 million, sales to new customers in the amount of $10.5 million, which was partially offset by customer attrition of $50.0 million.

Revenues from sales of recyclable commodities decreased by $32.6 million, or 38.1%, primarily due to the decrease in prices for recyclable commodities in the amount of $24.7 million and the customer cancellation of $8.0 million.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue decreased by $0.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Cost of service revenue increased by $31.2 million, or 5.5%, primarily due to an increase in hauling-related costs corresponding to the service revenue increase as a result of service level increases to existing customers by $61.6 million and new customers by $7.1 million as well as price increase by $16.2 million, but this increase was partially offset by reduced hauling-related costs by $49.3 million due to customer attrition and $4.6 million decrease in employee payroll expenses.

Cost of recyclable commodity revenue decreased by $31.4 million, or 40.2%, primarily due to customer attrition of $15.6 million, a decrease in the recyclable commodity prices, which reduced the cost of recyclable commodity revenue by $13.7 million, and a reduction in volume of $2.4 million.

Sales and marketing

Sales and marketing expenses for the year ended December 31, 2023 decreased $4.4 million, or 27.5% compared to the year ended December 31, 2022. The decrease was primarily attributable to a $2.2 million decrease in sales and marketing activities including costs for demand generation, campaigns, contents and events, a $1.4 million decrease in payroll related costs such as salaries, wages, bonuses and incentives mainly due to lower headcount, and a $0.8 million decrease in professional and consulting service fees. These decreases were primarily as a result of the cost reduction initiatives continued throughout 2023.

Product development

Product development expenses decreased by $7.8 million, or 20.8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily attributable to lower payroll related costs, including salaries, wages, bonuses and incentives of $4.3 million mainly driven by reduced headcount and a $3.1 million decrease in third party software development costs.

We expect the product development cost to be at a similar level to 2023 over the next twelve months. A significant component of the product development is expected to be a software subscription costs with a certain PIPE Investor, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “—Contractual Obligations” below for further information regarding the software services subscription.

General and administrative

General and administrative expenses decreased by $168.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily attributable to a $169.4 million decrease in payroll related costs, including a decrease in incentives and stock-based compensation expense by $160.8 million mainly driven by higher costs in 2022 as a result of the consummation of the Mergers and a $8.5 million decrease in salaries, wages, bonuses and employee payroll tax expense mainly due to lower headcount, a $8.0 million decrease in professional and consulting services costs, partially offset by a higher bad debt reserve by $4.8 million and severance pay by $3.9 million.

Amortization and depreciation

Amortization and depreciation expenses for the year ended December 31, 2023 decreased $0.5 million, or 9.4%, compared to the year ended December 31, 2022. This fluctuation was primarily driven by a decrease in amortization of customer acquisition costs and office lease modification and termination.

Other income (expense)

Other expense increased by $18.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily attributable to a lower gain on change in fair value of earn-out liabilities by $63.0 million, a $19.6 million increase in interest expense due to higher borrowings under the revolving line of credit and other debt obligations as well as higher interest rates (see “Debt” section), a $18.2 million loss on extinguishment of debt obligations (see “Debt” section) and a lower gain on service fee settlements in connection with the Mergers by $5.1 million, partially offset by a lower loss on change in fair value of derivatives by $68.3 million, a $14.0 million loss on issuance of a pre-funded warrant and a $0.8 million loss on issuance of a Simple Agreement for Future Equity, both incurred during 2022 but did not repeat in 2023, and a $3.8 million increase in gain on change in fair value of warrant liabilities.

Income tax (benefit) expense

Income tax (benefit) expense for the year ended December 31, 2023 was relatively unchanged compared to to the year ended December 31, 2022.

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

Our revenue net retention rate was 100.7% and 96.9% as of December 31, 2023 and 2022, respectively.

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

	Year Ended
	December 31,
	2023	2022
	(in thousands, except percentages)
Total revenue	$697,582	$675,388
Less: total cost of revenue (exclusive of amortization and depreciation)	647,631	647,833
Less: amortization and depreciation for revenue generating activities	2,246	2,520
Gross profit	$47,705	$25,035
Gross profit margin	6.8%	3.7%

Gross profit	$47,705	$25,035
Add: amortization and depreciation for revenue generating activities	2,246	2,520
Add: platform support costs(1)	22,281	25,766
Adjusted gross profit	$72,232	$53,321
Adjusted gross profit margin	10.4%	7.9%

Amortization and depreciation for revenue generating activities	$2,246	$2,520
Amortization and depreciation for sales, marketing, general and administrative activities	2,940	3,203
Total amortization and depreciation	$5,186	$5,723

Platform support costs (1)	$22,281	$25,766
Marketplace vendor costs (2)	625,350	622,067
Total cost of revenue (exclusive of amortization and depreciation)	$647,631	$647,833

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Year Ended
	December 31,
	2023	2022
Total revenue	$697,582	$675,388

Net loss	$(77,579)	$(281,771)
Adjustments:
Interest expense	34,232	16,863
Related party interest expense	2,215	-
Interest earned	(57)	(2)
Income tax (benefit) expense	(3)	76
Amortization and depreciation	5,186	5,723
Loss on extinguishment of debt obligations	18,234	-
Equity-based compensation	15,023	94,204
Phantom unit expense	-	6,783
(Gain) loss on change in fair value of warrant liabilities	(2,021)	1,777
Gain on change in fair value of earn-out liabilities	(5,458)	(68,500)
Loss on change in fair value of derivatives	4,297	72,641
Executive severance charges	4,553	1,952
Gain on settlement of Management Rollover Bonuses	(27,246)	(10,415)
Excess fair value over the consideration received for SAFE	-	800
Excess fair value over the consideration received for pre-funded warrant	-	14,000
Gain on service fee settlements in connection with the Mergers	(6,996)	(12,126)
Nonrecurring merger transaction expenses(3)	-	80,712
Other expenses(4)	2,619	2,954
Adjusted EBITDA	$(33,001)	$(74,329)
Net loss as a percentage of total revenue	(11.1)%	(41.7)%
Adjusted EBITDA as a percentage of total revenue	(4.7)%	(11.0)%

(3)

Nonrecurring merger transaction expenses primarily consist of management bonus payments, accrual for Rubicon management rollover consideration under the Merger Agreement, and related payroll tax expense in connection with the Mergers.

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

Our principal sources of liquidity have been borrowings under our credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. More recently, we entered into the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the May 2023 Equity Agreements and the Cantor Sales Agreement to provide additional liquidity. Additionally, we have amended the Subordinated Term Loan and the Insider Convertible Debentures to extend their maturity dates, the Rodina Note and the YA Convertible Debentures have been fully converted to Class A Common Stock (see Note 5 – Debt to our consolidated financial statements included elsewhere in this report) and our software subscription agreement with a certain PIPE Investor was amended to reduce the amount of cash payments and terminated the lease agreement for one of the office facilities and amended another to reduce future liquidity needs (see “—Contractual Obligations” below). We have also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow. Initiatives we have undertaken during 2023 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, and to pay interest and principal on our indebtedness.

Our principal uses of cash in recent periods have been funding operations and servicing debts. Our long-term future capital requirements will depend on many factors, including revenue growth rate, achieving higher profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts, the continuing market adoption of our products, and the terms on which we raise additional liquidity.

During the year ended December 31, 2023, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of December 31, 2023. Our total current liabilities as of December 31, 2023 are $257.5 million.

As of December 31, 2023, cash and cash equivalents totaled $18.7 million, accounts receivable totaled $67.0 million and unbilled accounts receivable totaled $76.6 million. Availability under our June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $1.4 million. As of March 26, 2024, we had approximately $7.0 million in cash and cash equivalents and $6.1 million available under our June 2023 Revolving Credit Facility. Our outstanding indebtedness includes the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the Subordinated Term Loan and the Insider Convertible Debentures under which the principal of $68.4 million, $89.2 million, $20.8 million and $19.9 million, respectively, were outstanding as of March 26, 2024. Pursuant to the Cantor Sales Agreement, we may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price we request to deliver additional liquidity.

We currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. While we believe we will be able to obtain additional capital through debt or equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, we have obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such facilities will be obtained or on terms that are acceptable to us within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely matter or at all will impact our liquidity, including its ability to service its debt and other liabilities, and may require us to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and could force us to limit our business activities or discontinue our operations entirely.

If we raise funds by issuing equity securities, including under the Cantor Sales Agreement, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities could have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations and increase the cost of capital due to interest payment requirements. The capital markets have been very difficult and expensive to access in recent periods, which could impact the availability and cost of equity and debt financing. It is possible that we will not enter into all of financing contemplated and that no additional funding will be available at all in the capital markets. In addition, recent and any future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost and availability of debt financing.

We may receive additional capital from the cash exercise of the Public and Private Warrants. However, the exercise price of these warrants is $92.00 per warrant and the last reported sales price of our Class A Common Stock on March 27, 2024 was $0.42. The likelihood that warrant holders will exercise their warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Class A Common Stock and we do not currently expect to receive any cash proceeds from the exercise of these warrants in the short- to medium-term due to the trading price of our Class A Common Stock. If the trading price for our Class A Common Stock continues to be less than $92.00 per share, we do not expect the warrant holders to exercise their warrants. Similarly, these warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of these warrants when planning for our operational funding needs.

See “—Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(66,889)	$(131,036)
Net cash used in investing activities	(816)	(76,121)
Net cash provided by financing activities	76,321	206,619
Net increase (decrease) in cash and cash equivalents	$8,616	$(538)

Cash flows used in operating activities

Net cash used in operating activities decreased by $64.1 million to $66.9 million for the year ended December 31, 2023, compared to $131.0 million for the year ended December 31, 2022. The increase in cash used in operating activities was driven by:

●	a $204.2 million decrease in net loss, offset in part by;

●

a $83.2 million decrease in non-cash charges which was primarily attributable to a $86.0 million decrease in equity-based compensation and phantom unit costs, a $68.3 million decrease in loss on change in fair value of derivatives, a $27.2 million gain on the settlement of accrued incentive compensation, a $14.0 million decrease in loss on issuance of pre-funded warrant, a $3.8 million increase in gain on on change in fair value of warrant liabilities, a $0.9 million decrease in loss on SEPA commitment fee settled in Class A Common Stock and a $0.8 million decrease in loss on issuance of SAFE, partially offset by a $63.0 million decrease in gain on change in fair value of earn-out liabilities, a $18.2 million increase in loss on extinguishment of debt obligations, $10.6 million increase in service fees settled in common stock, $9.1 million increase in paid-in-kind interest capitalized to principal of debt obligations, a $6.9 million increase in amortization of deferred debt charges, $5.1 million decrease in gain on service fee settlement in connection with the Mergers and $4.9 million increase in the bad debt reserves; and

●

a $56.8 million unfavorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in unfavorable impact from accounts payable by $37.2 million, contract assets by $23.2 million, accrued expenses by $18.7 million and other current assets by $1.3 million, partially offset by an increase in favorable impact from accounts receivable by $17.3 million, prepaid expenses by $3.8 million and other liabilities by $2.0 million.

Cash flows used in investing activities

Net cash used in investing activities decreased by $75.3 million to $0.8 million for the year ended December 31, 2023 compared to $76.1 million for the year ended December 31, 2022. The decrease in cash used in investing activities was primarily driven by $74.7 million of payments made under the Forward Purchase Agreement and settlement of forward purchase option derivative during the year ended December 31, 2022that did not repeat in 2023. Cash used for property and equipment purchases also decreased by $0.6 million.

Cash flows from financing activities

Net cash provided by financing activities was $76.3 million for the year ended December 31, 2023 and $206.6 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 resulted primarily from proceeds of $86.2 million from new third party debt, $24.8 million from the issuance of common stock, $14.5 million from related party debt and $19.3 million net draws on the line of credit, offset in part by $53.5 million repayments of debt, $13.9 million of financing costs paid, and $1.1 million cash outflow for RSUs withheld to pay taxes.

Net cash provided by financing activities for the year ended December 31, 2022 resulted primarily from proceeds from the Mergers of $196.8 million, net draws on our line of credit of $21.9 million, proceeds from new debt obligations of $10.5 million, proceeds of $8.0 million from the SAFE, and proceeds from the pre-funded warrant of $6.0 million, offset in part by $25.1 million payments for equity issuance costs, $6.0 million repayments of long-term debt, $4.0 million payments of financing costs, and $1.4 million paid for a loan commitment asset.

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

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan secured by a third lien on all of our assets. As of December 31, 2023, the Subordinated Term Loan had a total principal of $20.7 million. The Subordinated Term Loan bore interest at 14% until the agreement was amended on June 7, 2023. On June 7, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity date to the earlier of (i) the scheduled maturity date (June 7, 2025, which we have an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15.0%, of which 11.0% is paid in cash and 4.0% is paid in kind by capitalizing such interest accrued to the principal each month in arrears. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreement, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until we repay the Subordinated Term Loan in full.

On November 30, 2022, as part of the YA SPA, we issued the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, net proceed of $5.0 million after deduction of commitment fee. The First YA Convertible Debenture had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the First YA Convertible Debenture was outstanding, the Yorkville Investor had an option to convert all or part of the principal and accrued and unpaid interest of the First YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the First YA Convertible Debenture, the Yorkville Investor was not permitted to convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the year ended December 31, 2023, the Yorkville Investor converted $4.2 million of the principal and $0.1 million of the accrued interest to Class A Common Stock. On August 8, 2023, the Yorkville Investor assigned the First YA Convertible Debenture to certain existing investors of ours affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the First YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $12.00 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month. On August 25, 2023, the assignees converted the remaining principal and accrued interest to Class A Common Stock for a full and final settlement of the First YA Convertible Debenture.

On December 16, 2022, we entered into the First Closing Insider SPA with the First Closing Insider Investors. Pursuant to the First Closing Insider SPA, on December 16, 2022, the First Closing Insider Investors purchased the First Closing Insider Convertible Debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million. The First Closing Insider Convertible Debentures had a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. Since the origination through December 31, 2023, the First Closing Insider Investors did not convert any amount of the principal or accrued interest of the First Closing Insider Convertible Debentures.

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

On February 1, 2023, we entered into the Second Closing Insider SPA with the Second Closing Insider Investors. Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Second Closing Insider Convertible Debentures in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. The Second Closing Insider Convertible Debentures had a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for one debenture that accrues interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. Since the origination through December 31, 2023, the Second Closing Insider Investors did not convert any amount of the principal or accrued interest of the Second Closing Insider Convertible Debentures. Concurrent with the issuance of the Second Closing Insider Convertible Debentures, we entered into a lockup agreement with each of the Second Closing Insider Investors, pursuant to which the Second Closing Insider Investors agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise of option to convert the Second Closing Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. On June 2, 2023 and July 31, 2023, we entered into amendments to all of the Second Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026 and modifying the interest rate one of the debentures bears from 8.0% to 14.0%.

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

On February 3, 2023, as part of the YA SPA, we issued the Second YA Convertible Debenture in the principal amount of 10.0 million for a purchase price of $10.0 million. The Second YA Convertible Debenture has a maturity date of May 30, 2024 and bears interest at the rate of 4.0% per annum. The interest is due and payable upon maturity. At any time, so long as the Second YA Convertible Debenture is outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the Second YA Convertible Debenture into shares of Class A Common Stock. Outside of an event of default under the Second YA Convertible Debenture, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. During the year ended December 31, 2023, the Yorkville Investor converted $7.2 million of the principal and $0.2 million of the accrued interest of the Second YA Convertible Debenture to Class A Common Stock. On August 8, 2023, the Yorkville Investor assigned the Second YA Convertible Debenture to certain existing investors of ours affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the Second YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the assignees and we entered into an amendment to the debenture which (a) extended the maturity date to December 1, 2026, (b) modified the fixed conversion price to $12.00 and (c) removed restrictions on the assignees’ ability to convert any portion of debenture or receive shares of Class A Common Stock if it would result in (i) the assignees beneficially owning in excess of 4.99% of the Company’s Class A Common Stock and (ii) the greater of (A) 25.0% of the dollar trading volume of the shares of Class A Common Stock during any calendar month or (B) $3.0 million in any calendar month. On August 25, 2023, the assignees converted the remaining principal and accrued interest to Class A Common Stock for a full and final settlement of the Second YA Convertible Debenture.

On June 7, 2023, we entered into the June 2023 Revolving Credit Facility, which provides a line of credit up to $90.0 million, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of December 31, 2023). As of December 31, 2023, we had $71.1 million of borrowings under the June 2023 Revolving Credit Facility and $1.4 million remained available to draw. The borrowing capacity is calculated based on our borrowing base collateral, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit. The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month. On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued the September 2023 Rodina Letter of Credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on our behalf, which increased our borrowing base collateral under the facility by $15.0 million. The expiration date of the September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. Additionally, we issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026.

On June 7, 2023, we entered into a $75.0 million June 2023 Term Loan agreement with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. We had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. We elected to pay the interest accrued through August 31, 2023 in kind. We also have the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity. We paid the first 13.5% of interest in cash and elected to pay the rest in kind through February 29, 2024. As of December 31, 2023, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12% of the principal repaid. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, we entered into the June 2023 Term Loan Warrants agreements and issued common stock purchase warrants. The June 2023 Term Loan Warrants granted the lender the right to purchase up to 2,121,605 shares of Class A Common Stock (the “June 2023 Term Loan Warrants Shares”) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, we issue additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under our equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in Rubicon’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by Rubicon up to $20.0 million in the aggregate, with certain exceptions defined in the agreement. Since the issuance through December 31, 2023, none of the June 2023 Term Loan Warrants were exercised.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. Additionally, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million. During the terms of the agreements, such Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, if we achieve certain financial conditions defined in the agreements. As of December 31, 2023, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require us to maintain a $2.0 million letter of credit, which could be eliminated upon our achievement of certain financial conditions defined in the agreements.

See Note 5, Debt, and Note 10, Warrants, to our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed description of our indebtedness.

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

On August 4, 2022, Founder entered into the Forward Purchase Agreement with the FPA Sellers. Pursuant to the Forward Purchase Agreement, prior to the Closing, the FPA Sellers purchased an aggregate of 7,082,616 shares of Class A Common Stock from Founder shareholders who, pursuant to the governing documents of Founder, elected to redeem such shares in connection with the Closing, and upon such purchase, the FPA Sellers waived their redemption rights with respect to such securities. The Forward Purchase Agreement resulted in an additional $4.0 million of cash received by the Company at the Closing. On November 30, 2022, we terminated the Forward Purchase Agreement pursuant to those FPA Termination Agreements entered into with each of the FPA Sellers. For more information regarding the Forward Purchase Agreement and the FPA Termination Agreements, see Note 12, Forward Purchase Agreement, to our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report.

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

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0001 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. Through March 28, 2024, the Yorkville Investor has partially exercised the YA Warrant for 4,104,797 shares of Class A Common Stock and 14,000,000 shares remained exercisable. For more information regarding the YA Warrant, see Note 13, Yorkville Facilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

On March 16, 2023, we entered into the Chico PIPE Agreements with Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico, pursuant to which Rubicon issued shares of Class A Common Stock to each purchaser in exchange for the total purchase price pf $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties.

In May 2023, we entered into the May 2023 Equity Agreements with various investors, including entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which we agreed to issue Class A Common Stock for the total purchase price of $23.7 million. On June 20, 2023, we issued Class A Common Stock to the investors pursuant to the May 2023 Equity Agreements.

On September 5, 2023, we entered into the Cantor Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. Under the terms of the Cantor Sales Agreement, we have agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of our sales of shares of Class A Common Stock reach $50.0 million in total unless terminated pursuant to the terms of the Cantor Sales Agreement. We did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through December 31, 2023.

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 5, Debt and Note 8, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2023, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $15.0 million through October 2024. On March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023, we entered into amendments to the software services subscription agreement with the PIPE Investor, which provide us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due between January 2024 and June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement. As disclosed in Note 23, Subsequent events, to our audited consolidated financial statements included elsewhere in this report, in accordance with the amended agreement, we settled $3.8 million of the software services subscription fee incurred during the three months ended December 31, 2023 by issuing Class A Common Stock on January 2, 2024. See Note 20, Commitments and contingencies, to our audited consolidated financial statements included elsewhere in our Annual Report for more information regarding our software subscription agreement with the PIPE Investor.

We could also be required to make certain significant payments under the Tax Receivable Agreement discussed above. Additionally, during the year ended December 31, 2023, we settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and we agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $3.0 million is coming due in the next 12 months of December 31, 2023 and $4.1 million thereafter.

See Note 20, Commitments and contingencies, to our audited consolidated financial statements included elsewhere in our Annual Report for more information regarding the management rollover settlement.

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

We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. The tax positions are reviewed on an ongoing basis and are adjusted as additional facts and information become available, including progress on tax audits, changes in interpretation of tax laws, developments in case law and closing of statutes of limitations. At December 31, 2023 or 2022, we have no tax positions that meet this threshold and, therefore, have not recognized such benefits. While we believe our tax positions are fully supportable, they may be challenged by various tax authorities. If actual results were to be materially different than estimated, it could result in a material impact on our consolidated financial statements in future periods.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include:

Interest rate risk

Our exposures to market risk for changes in interest rates relate primarily to our June 2023 Term Loan and June 2023 Revolving Credit Facility. The June 2023 Term Loan and June 2023 Revolving Credit Facility are floating rate loans and bear interest subject to Prime Rate or SOFR. Therefore, fluctuations in interest rates will impact our consolidated financial statements. A rising interest rate environment will increase the amount of interest paid on these loans. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on the results of our operations.

Recyclable commodity price risk

Through our recycling programs, we market a variety of materials, including fibers such as old corrugated cardboard, old newsprint, aluminum, glass, pallets and other recyclable materials. We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2023, we were not a party to any recyclable commodity hedging agreements. In the event of a decline in recyclable commodity prices, a 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our revenues by $5.3 million and $8.6 million for the years ended December 31, 2023 and 2022, respectively. A 10% decrease in average recyclable commodity prices from the average prices in effect would have impacted our operating loss by $0.6 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2024, Coddy Johnson notified the Company of his intention to resign from the Board of Directors of the Company effective March 28,2024. Mr. Johnson’s resignation is not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Johnson was also a member of the Company's Nominating and Corporate Governance Committee and Corporate Citizenship Committee.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is contained in the discussion entitled “Information About our Executive Officers” in Part I, Item 1 of this Form 10-K.

The remaining information required under this Item 10 of Form 10-K will be included in our definitive proxy statement relating to our 2024 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2023.

Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Conduct, and Principles of Corporate Governance covering all employees, including our executive officers, are available on our website, Rubicon.com, under the “Governance – Governance Documents” caption.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our definitive proxy statement relating to our 2024 Annual General Meeting of Stockholders and is incorporated herein by reference, provided, however, that the information included under the heading “Pay Versus Performance” in our definitive 2024 Proxy Statement is not incorporated herein by reference or subject to the liabilities of Section 18 of the Exchange Act, as amended. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K will be included in our definitive proxy statement relating to our 2024 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our definitive proxy statement relating to our 2024 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our definitive proxy statement relating to our 2024 Annual General Meeting of Stockholders and is incorporated herein by reference. The Company expects to file such definitive proxy statement not later than 120 days after the close of our fiscal year ended December 31, 2023.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Merger Agreement, dated as of December 15, 2021, by and among Founder, Merger Sub, the Blocker Companies, the Blocker Merger Subs and Rubicon.	Form 8-K	001-40910	2.1	December 17, 2021
3.1	Second Amended and Restated Memorandum and Articles of Association of Founder.	Form 8-K	001-40910	3.1	October 20, 2021
3.2	Certificate of Incorporation of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.2	August 19, 2022
3.3	Bylaws of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.3	August 19, 2022
3.4	Certificate of Amendment, dated September 26, 2023	Form 8-K	001-40910	3.1	September 27, 2023
4.1	Specimen Warrant Certificate of Founder.	Form S-1/A	333-258158	4.3	October 12, 2021
4.2	Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.1	October 20, 2021
4.3	Amendment of Warrant Agreement, dated August 15, 2022, by and between Rubicon Technologies, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.5	August 19, 2022
4.4	Form of Warrant Agreement by and between Rubicon Technologies, Inc. and each holder thereto.	Form 8-K	001-40910	4.1	June 8, 2023
4.5	Common Stock Purchase Warrant, dated September 15, 2023, issued by Rubicon Technologies, Inc. to MBI Holdings LP or their assigns.	Form 8-K	001-40910	4.1	September 21, 2023
4.6	Specimen Class A Common Stock Certificate of Rubicon Technologies, Inc.	Form S-4/A	333-262465	4.5	June 24, 2022
4.7	Description of Rubicon Technologies, Inc.’s Securities	Form 10-K	001-40910	4.5	March 23, 2023
10.1	Letter Agreement, dated October 14, 2021, by and among Founder, its executive officers, its directors and Sponsor.	Form 8-K	001-40910	10.1	October 20, 2021
10.2^	Indemnity Agreements, dated October 14, 2021, by and among Founder and its directors and officers.	Form S-1/A	333-258158	10.4	October 12, 2021
10.3^	Form of Indemnification Agreement of Rubicon Technologies, Inc.	Form 8-K	001-40910	10.3	August 19, 2022

10.4^	Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form 8-K	001-40910	10.4	August 19, 2022
10.5#	Amended and Restated Registration Rights Agreement, dated as of August 15, 2022, by and among Founder, Sponsor, Rubicon, and certain equityholders of Rubicon.	Form 8-K	001-40910	10.5	August 19, 2022
10.6	Form of Lock-Up Agreement, by and among Founder, Rubicon and certain equityholders of Rubicon.	Form 8-K	001-40910	10.4	December 17, 2021
10.7	Form of Subscription Agreement by and among Founder and the subscriber parties thereto.	Form 8-K	001-40910	10.3	December 17, 2021
10.8	Sponsor Agreement by and among Founder, Rubicon, Sponsor, and certain insiders of Founder.	Form 8-K	001-40910	10.1	December 17, 2021
10.9#	Eighth Amended and Restated Limited Liability Company Agreement of Rubicon Technologies Holdings, LLC.	Form 8-K	001-40910	10.9	August 19, 2022
10.10#	Tax Receivable Agreement, dated August 15, 2022, by and among New Rubicon, Rubicon, the TRA Representative, and certain former equityholders of Rubicon.	Form 8-K	001-40910	10.10	August 19, 2022
10.11^	Amended and Restated Employment Agreement, by and between Nate Morris and Rubicon Global Holdings, LLC, effective as of February 9, 2021, as amended on April 26, 2022 and August 10, 2022.	Form 8-K	001-40910	10.11	August 19, 2022
10.12^	Employment Agreement, by and between Phil Rodoni and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on April 20, 2019, April 16, 2020, August 4, 2020, January 3, 2021, February 3, 2021, and November 30, 2021.	Form S-4/A	333-262465	10.19	May 12, 2022
10.13^	Employment Agreement, by and between Michael Heller and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on July 11, 2018, January 5, 2019, April 16, 2020, September 17, 2020, January 3, 2021, and February 3, 2021.	Form S-4/A	333-262465	10.20	June 10, 2022
10.14	Rubicon Equity Investment Agreement, dated May 25, 2022, by and among Rubicon, Founder, Sponsor, MBI Holdings LP, David Manuel Gutiérrez Muguerza, Raul Manuel Gutiérrez Muguerza, and Sergio Manuel Gutiérrez Muguerza.	Form S-4/A	333-262465	10.21	June 24, 2022
10.15	Form of Insider Loan, dated July 19, 2022, by and between Rubicon and each of those certain members, affiliates, directors and officers of Rubicon.	Form 8-K	001-40910	10.15	August 19, 2022
10.16	Sponsor Forfeiture Agreement, dated August 15, 2022, by and among Founder, Sponsor and Rubicon.	Form 8-K	001-40910	10.16	August 19, 2022
10.17	Underwriting Agreement, dated October 14, 2021, by and between Founder and Jefferies LLC, as representative of the underwriters.	Form 8-K	001-40910	1.1	October 19, 2021
10.18	Forward Purchase Agreement, dated August 4, 2022, by and among ACM ARRT F LLC, Founder, and Rubicon.	Form 8-K	001-40910	10.1	August 5, 2022
10.19#	Loan and Security Agreement, dated December 21, 2021, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.20	August 19, 2022

10.20^	CEO Transition Agreement, dated October 13, 2022	Form 8-K	001-40910	10.1	October 14, 2022
10.21^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (Rollover Form) under the Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form S-8	333-267947	99.2	October 19, 2022
10.22^	Amended and Restated Employment Agreement by and between Rubicon Technologies Holdings, LLC, Rubicon Technologies, Inc., and Kevin Schubert, dated November 8, 2022.	Form 8-K	001-40910	10.1	November 9, 2022
10.23#	First Amendment to Loan and Security Agreement, dated as of November 18, 2022, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., the lenders party thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.3	November 25, 2022
10.24	Letter Agreement re: Termination of Forward Purchase Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and ACM ARRT F LLC.	Form 8-K	001-40910	10.2	December 1, 2022
10.25	Termination and Release Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and Vellar Opportunity Fund SPV LLC – Series 2.	Form 8-K	001-40910	10.3	December 1, 2022
10.26	Convertible Debenture, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN Ltd.	Form 8-K	001-40910	10.4	December 1, 2022
10.27	Securities Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.5	December 1, 2022
10.28	Registration Rights Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.6	December 1, 2022

10.29	Pre-Funded Common Stock Purchase Warrant, dated as of November 30, 2022, issued by Rubicon Technologies, Inc. to YA II PN Ltd.	Form 8-K	001-40910	10.7	December 1, 2022
10.30	Letter Agreement to Amend Standby Equity Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.8	December 1, 2022
10.31	Form of Securities Purchase Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	December 22, 2022
10.32	Form of Convertible Debenture, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	December 22, 2022
10.33	Form of Registration Rights Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	December 22, 2022
10.34	Form of Lockup Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	December 22, 2022
10.35	Employment Agreement, by and between Renaud de Viel Castel and Rubicon Global, LLC, dated as of December 14, 2017, as amended on April, 10, 2019, April 6, 2020, February 8, 2021 and December 1, 2021.	Form S-1/A	333-267010	10.42	January 26, 2023
10.36	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	February 7, 2023
10.37	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	February 7, 2023
10.38	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	February 7, 2023
10.39	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	February 7, 2023
10.40	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.5	February 7, 2023
10.41	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.6	February 7, 2023
10.42	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.7	February 7, 2023
10.43	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.8	February 7, 2023

10.44	Unsecured Promissory Note, dated as of February 2, 2023, by and between Rubicon Technologies, Inc. and CHPAF Holdings SAPI de CV.	Form S-1	333-269646	10.53	February 8, 2023
10.45	Second Amendment to Loan and Security Agreement, dated as of March 22, 2023, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Mizzen Capital, LP.	Form 10-K	001-40910	10.54	March 23, 2023
10.46	Executive Employment Agreement, dated as of March 20, 2023, by and between Kevin Schubert and Rubicon Technologies, LLC.	Form 10-K	001-40910	10.56	March 23, 2023
10.47	Executive Employment Agreement, dated as of March 20, 2023, by and between Philip Rodoni and Rubicon Technologies, LLC.	Form 10-K	001-40910	10.57	March 23, 2023
10.48	Financing Commitment Letter Agreement, dated as of March 20, 2023, by and between, Rubicon Technologies, Inc. and Rodina Capital.	Form 10-K	001-40910	10.58	March 23, 2023
10.49	Form of Subscription Agreement, dated as of March 16, 2023, by and between Rubicon Technologies, Inc. and Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico Hernandez.	Form S-1	333-269646	10.54	May 2, 2023
10.50	Share Issuance Agreement, dated as of March 29, 2023, by and between Rubicon Technologies, Inc. and Palantir Technologies Inc.	Form S-1	333-269646	10.55	May 2, 2023
10.51	Form of May 2023 Equity Subscription Agreement.	Form 8-K	001-40910	10.1	May 24, 2023
10.52	Third Amendment to Subordinated Term Loan Agreement, dated as of May 19, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	Form 8-K	001-40910	10.3	May 24, 2023
10.53	The Loan Conversion Agreement, dated as of May 19, 2023, by and between the Company and CHPAF Holdings SAPI de CV.	Form 8-K	001-40910	10.4	May 24, 2023
10.54	Financing Commitment, dated as of May 20, 2023, by and between the Company and Rodina Capital.	Form 8-K	001-40910	10.5	May 24, 2023
10.55	Amendment to the Grant Notice and Standard Terms and Conditions of Restricted Stock Unit Award, dated as of May 21, 2023, of Philip Rodoni.	Form 8-K	001-40910	10.6	May 24, 2023
10.56	Amendment to CEO Transition Agreement, dated as of May 21, 2023, of Nathaniel Morris.	Form 8-K	001-40910	10.7	May 24, 2023
10.57	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors and Acquiom Agency Services LLC.	Form 8-K	001-40910	10.1	June 8, 2023
10.58	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors, and Midcap Funding IV, Trust.	Form 8-K	001-40910	10.2	June 8, 2023
10.59	Fourth Amendment to Subordinated Term Loan Agreement, dated as of June 7, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	Form 8-K	001-40910	10.3	June 8, 2023
10.60	Form of Amendment to Convertible Debenture (First Closing).	Form 8-K	001-40910	10.4	June 8, 2023
10.61	Form of Amendment to Convertible Debenture (Second Closing).	Form 8-K	001-40910	10.5	June 8, 2023
10.62	Convertible Debenture Assignment and Assumption Agreement, dated as of August 8, 2023, by and between YA II PN, Ltd. and the holder signatories thereto.	Form 8-K	001-40910	10.1	August 11, 2023
10.63	Amendment to Convertible Debenture No.1, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	Form 8-K	001-40910	10.2	August 11, 2023
10.64	Amendment to Convertible Debenture No.2, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	Form 8-K	001-40910	10.3	August 11, 2023
10.65	Securities Purchase Agreement, dated September 15, 2023, by and between Rubicon Technologies, Inc. and MBI Holdings LP.	Form 8-K	001-40910	10.1	September 21, 2023
10.66	Form of Amendment to Convertible Debenture.	Form 8-K	001-40910	10.2	September 21, 2023
10.67	Limited Waiver and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Acquiom Agency Services LLC, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.3	September 21, 2023
10.68	Limited Waiver and Amendment No. 1 to the Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Midcap Funding IV Trust, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.4	September 21, 2023
10.69	Limited Waiver and Fifth Amendment to Loan and Security Agreement, dated September 17, 2023, by and among the Company, as guarantor, Mizzen Capital, LP, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.5	September 21, 2023
10.70	Amendment No. 2 To Credit, Security and Guaranty Agreement, dated December 5, 2023, by and between Rubicon Technologies, Inc. and MidCap Funding IV Trust.	Form 8-K	001-40910	10.1	December 11, 2023
10.71	Amendment No. 3 To Credit, Security and Guaranty Agreement, dated January 24, 2024, by and between Rubicon Technologies, Inc. and MidCap Funding IV Trust.	Form 8-K	001-40910	10.1	January 30, 2024
10.72	The Sponsor Guaranty Agreement, dated January 24, 2024, by and between Rodina Capital and MidCap Funding IV Trust.	Form 8-K	001-40910	10.2	January 30, 2024
10.73	The Sponsor Capital Contribution Agreement dated January 24, 2024, by and between Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, Rubicon Technologies International, Inc., Rubicon Global, LLC, CleanCo LLC, Charter Waste Management, Inc., RiverRoad Waste Solutions, Inc., and Rodina Capital.	Form 8-K	001-40910	10.3	January 30, 2024
14.1	Code of Business Conduct and Ethics of Rubicon Technologies, Inc.	Form 8-K	001-40910	14.1	August 19, 2022
21.1	List of Subsidiaries of Rubicon.	Form S-4/A	333-262465	24.1	May 12, 2022
24.1*	Power of Attorney (included in the signature page hereof).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Commission upon request.
^	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBICON TECHNOLOGIES, INC.

Date: March 28, 2024	By:	/s/ Philip Rodoni
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

Signature	Title	Date

/s/ Philip Rodoni	Chief Executive Officer and Director	March 28, 2024
Philip Rodoni	(principal executive officer)

/s/ Kevin Schubert	President and Chief Financial Officer	March 28, 2024
Kevin Schubert	(principal financial and accounting officer)

/s/ Osman Ahmed
Osman Ahmed	Director	March 28, 2024

/s/ Barry H. Caldwell
Barry H. Caldwell	Director	March 28, 2024

/s/ Brent Callinicos
Brent Callinicos	Director	March 28, 2024

/s/ Andres Chico
Andres Chico	Chairman	March 28, 2024

/s/ Paula J. Dobriansky
Hon. Paula J. Dobriansky	Director	March 28, 2024

/s/ Paula Henderson
Paula Henderson	Director	March 28, 2024

/s/ Coddy Johnson
Coddy Johnson	Director	March 28, 2024

RUBICON TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

Rubicon Technologies, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year periods ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows since inception and may not have sufficient cash on hand or liquidity available under existing arrangements to meet the projected liquidity needs for the next 12 months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 28, 2024

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2023 and 2022

(in thousands)

	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$18,695	$10,079
Accounts receivable, net	66,977	65,923
Contract assets, net	76,621	55,184
Prepaid expenses	13,305	10,466
Other current assets	3,790	2,109
Related-party notes receivable	-	7,020
Total Current Assets	179,388	150,781

Property and equipment, net	1,425	2,644
Operating lease right-of-use assets	567	2,827
Other noncurrent assets	2,114	4,764
Goodwill	32,132	32,132
Intangible assets, net	7,661	10,881
Total Assets	$223,287	$204,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$65,465	$75,113
Line of credit	71,121	51,823
Accrued expenses	77,001	108,002
Contract liabilities	7,359	5,888
Operating lease liabilities	725	1,880
Warrant liabilities	26,493	20,890
Derivative liabilities	9,375	-
Debt obligations, net of deferred debt charges	-	3,771
Total Current Liabilities	$257,539	$267,367

Long-Term Liabilities:
Deferred income taxes	197	217
Operating lease liabilities	-	1,826
Debt obligations, net of deferred debt charges	81,001	69,458
Related-party debt obligations, net of deferred debt charges	16,302	10,597
Derivative liabilities	3,683	826
Earn-out liabilities	142	5,600
Other long-term liabilities	3,395	2,590
Total Long-Term Liabilities	104,720	91,114
Total Liabilities	362,259	358,481

Commitments and Contingencies (Note 19)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 39,643,584 and 6,985,869 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	1
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 4,425,388 and 14,432,992 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	1
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	127,716	34,659
Accumulated deficit	(394,804)	(337,860)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(267,084)	(303,199)
Noncontrolling interests	128,112	148,747
Total Stockholders’ Deficit	(138,972)	(154,452)
Total Liabilities and Stockholders’ (Deficit) Equity	$223,287	$204,029

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2023 and 2022

(in thousands, except per share data)

	2023	2022
Revenue:
Service	$644,636	$589,810
Recyclable commodity	52,946	85,578
Total revenue	697,582	675,388
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	600,940	569,750
Recyclable commodity	46,691	78,083
Total cost of revenue (exclusive of amortization and depreciation)	647,631	647,833
Sales and marketing	11,729	16,177
Product development	29,645	37,450
General and administrative	52,950	221,493
Gain on settlement of incentive compensation	(19,042)	-
Amortization and depreciation	5,186	5,723
Total Costs and Expenses	728,099	928,676
Loss from Operations	(30,517)	(253,288)

Other Income (Expense):
Interest earned	57	2
Gain (loss) on change in fair value of warrant liabilities	2,021	(1,777)
Gain on change in fair value of earn-out liabilities	5,458	68,500
Loss on change in fair value of derivatives	(4,297)	(72,641)
Excess fair value over the consideration received for SAFE	-	(800)
Excess fair value over the consideration received for pre-funded warrant	-	(14,000)
Gain on service fee settlements in connection with the Mergers	6,996	12,126
Loss on extinguishment of debt obligations	(18,234)	-
Interest expense	(34,232)	(16,863)
Related party interest expense	(2,215)	-
Other expense	(2,619)	(2,954)
Total Other Income (Expense)	(47,065)	(28,407)
Loss Before Income Taxes	(77,582)	(281,695)

Income tax (benefit) expense	(3)	76
Net Loss	$(77,579)	$(281,771)
Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(228,997)
Net loss attributable to noncontrolling interests	(20,635)	(22,621)
Net Loss Attributable to Class A Common Stockholders	$(56,944)	$(30,153)

Net loss per Class A Common share – basic and diluted	$(2.50)	$(4.84)
Weighted average shares outstanding – basic and diluted	22,797,555	6,235,675

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED December 31, 2023 and 2022

(in thousands, except shares, units, per share, and per unit data)

			Common Stock –		Common Stock –				Additional
	Members’ Units		Class A		Class V		Preferred Stock		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	15,023	-	-	15,023

Issuance of common stock for services rendered	-	-	4,159,978	-	-	-	-	-	17,050	-	-	17,050

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	2,627	-	-	2,627

Issuance of common stock for vested RSUs	-	-	2,880,792	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	50,175	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	6,417,605	1	-	-	-	-	30,180	-	-	30,181

Proceeds from issuance of common stock	-	-	7,257,334	1	-	-	-	-	24,766	-	-	24,767

Exercise and conversion of liability classified warrants	-	-	1,855,017	-	-	-	-	-	4,510	-	-	4,510

Exchange of Class V Common Stock to Class A Common Stock	-	-	10,007,604	1	(10,007,604)	(1)	-	-	-	-	-	-

Common stock issuance costs	-	-	-	-	-	-	-	-	(32)	-	-	(32)

Shares added for fractional shares pursuant to reverse stock split	-	-	29,210	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(56,944)	(20,635)	(77,579)

Balance, December 31, 2023	-	$-	39,643,584	$4	4,425,388	$-	-	$-	$127,716	$(394,804)	$128,112	$(138,972)

			Common Stock –		Common Stock –				Additional
	Members’ Units		Class A		Class V		Preferred Stock		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	4,188,659	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Activities prior to the Mergers:

Compensation costs related to incentive units	-	230	-	-	-	-	-	-	-	-	-	230

Net loss	-	(228,997)	-	-	-	-	-	-	-	-	-	(228,997)

Effects of the Mergers:

Proceeds, net of redemptions	-	-	-	-	-	-	-	-	196,775	-	-	196,775

Transaction costs related to the Mergers	-	(36,075)	-	-	-	-	-	-	(31,249)	-	-	(67,324)

Accelerated vesting and conversion of incentive units	383,769	77,403	-	-	-	-	-	-	-	-	-	77,403

Exchange of liability classified warrants	7,751	1,717	-	-	-	-	-	-	-	-	-	1,717

Reclassification of SAFE	110,000	8,800	-	-	-	-	-	-		-	-	8,800

Phantom units rollover	-	-	-			-	-	-	15,104	-	-	15,104

Reverse recapitalization	(4,690,179)	238,226	-	-	-	-	-	-	(180,630)	(57,596)	-	-

Issuance of common stock upon the Mergers - Class A and Class V	-	-	5,787,531	1	14,834,772	1	-	-	1	-	-	3

Establishment of earn-out liabilities	-	-	-	-	-	-	-	-	(1)	(74,099)	-	(74,100)

Establishment of noncontrolling liability	-	-	-	-	-	-	-	-	-	(171,368)	171,368	-

Activities subsequent to the Mergers

Equity-based compensation	-	-	-	-	-	-	-	-	16,571	-	-	16,571

Issuance of common stock in connection with SEPA	-	-	25,000	-	-	-	-	-	892	-	-	892

Exchange of Class V Common Stock to Class A Common Stock	-	-	401,780	-	(401,780)	-	-	-	-	-	-	-

Retirement of common stock in connection with the termination of the Forward Purchase Agreement	-	-	(277,765)	-	-	-	-	-	-	(4,644)	-	(4,644)

Issuance of common stock for services rendered	-	-	912,770	-	-	-	-	-	15,601	-	-	15,601

Exercise and conversion of liability classified warrants	-	-	136,553	-	-	-	-	-	1,595	-	-	1,595

Net loss	-	-	-	-	-	-	-	-	-	(30,153)	(22,621)	(52,774)

Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2023 and 2022

(in thousands)

	2023	2022
Cash flows from operating activities:
Net loss	$(77,579)	$(281,771)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	805	44
Gain on lease agreement amendment	(220)	-
Amortization and depreciation	5,186	5,723
Amortization of deferred debt charges	9,722	3,490
Amortization of related party deferred debt charges	708	-
Paid-in-kind interest capitalized to principal of debt obligations	7,692	-
Paid-in-kind interest capitalized to principal of related-party debt obligations	1,396	30
Allowances for accounts receivables and contract assets	2,250	(2,631)
(Gain) loss on change in fair value of warrant liabilities	(2,021)	1,777
Loss on change in fair value of derivatives	4,297	72,641
Gain on change in fair value of earn-out liabilities	(5,458)	(68,500)
Loss on extinguishment of debt obligations	18,234	-
Excess fair value over the consideration received for SAFE	-	800
Excess fair value over the consideration received for pre-funded warrant	-	14,000
Loss on SEPA commitment fee settled in Class A Common Stock	-	892
Equity-based compensation	15,023	94,204
Phantom unit expense	-	6,783
Settlement of accrued incentive compensation	(27,246)	-
Service fees settled in common stock	10,613	-
Gain on service fee settlement in connection with the Mergers	(6,996)	(12,126)
Deferred income taxes	(20)	39
Change in operating assets and liabilities:
Accounts receivable	(3,304)	(20,632)
Contract assets	(21,437)	1,800
Prepaid expenses	(611)	(4,421)
Other current assets	(1,765)	(472)
Operating right-of-use assets	1,094	1,093
Other noncurrent assets	(64)	(180)
Accounts payable	(9,649)	27,582
Accrued expenses	10,366	29,030
Contract liabilities	1,471	1,285
Operating lease liabilities	(1,595)	(1,739)
Other liabilities	2,219	223
Net cash flows from operating activities	(66,889)	(131,036)

Cash flows from investing activities:
Property and equipment purchases	(816)	(1,406)
Forward purchase option derivative purchase	-	(68,715)
Settlement of forward purchase option derivative	-	(6,000)
Net cash flows from investing activities	(816)	(76,121)

Cash flows from financing activities:
Net (repayments) borrowings on Revolving Credit Facility	(51,823)	21,907
Net borrowings on June 2023 Revolving Credit Facility	71,121	-
Proceeds from debt obligations	86,226	7,000
Repayments of debt obligations	(53,500)	(6,000)
Proceeds from related party debt obligations	14,520	3,510
Financing costs paid	(13,891)	(4,021)
Proceeds from issuance of common stock	24,767	-
Proceeds from SAFE	-	8,000
Proceeds from pre-funded warrant	-	6,000
Payments for loan commitment asset	-	(1,447)
Proceeds from the Mergers	-	196,778
Equity issuance costs paid	(32)	(25,108)
RSUs withheld to pay taxes	(1,067)	-
Net cash flows from financing activities	76,321	206,619

Net change in cash and cash equivalents	8,616	(538)
Cash, beginning of year	10,079	10,617
Cash, end of year	$18,695	$10,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,645	$12,234

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liabilities for common stock	$4,585	$3,311
Conversion of SAFE for Class B Units	$-	$8,000
Establishment of earn-out liabilities	$-	$74,100
Equity issuance costs accrued but not paid	$-	$13,433
Equity issuance costs settled with common stock	$7,069	$17,000
Equity issuance costs waived	$6,364	$-
Fair value of warrants issued as deferred debt charges	$1,682	$430
Fair value of derivatives issued as deferred debt charges	$12,739	$-
Fair value of warrants issued as loan commitment asset	$-	$615
Conversions of debt obligations to common stock	$17,000	$-
Conversions of related-party debt obligations to common stock	$3,080	$-
Loan commitment asset reclassed to deferred debt charges	$2,062	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Reverse Stock Split – On September 26, 2023, the Company effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the New York Stock Exchange (the “NYSE”) beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. Equitable adjustments corresponding to the reverse stock split ratio were made to all (i) issued and outstanding shares of all other classes of stock of the Company, (ii) the exercise prices of and number of shares of common stock underlying the Company’s public and private warrants, (iii) the number of shares of common stock underlying the Company’s outstanding equity awards, and (iv) the number of shares of common stock issuable under the Company’s equity incentive plan. All share and per share amounts of the common stock included in the accompanying consolidated financial statements and these notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

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

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC and continue to operate through Rubicon Technologies Holdings, LLC (“Holdings LLC”) and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, these consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded.

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

Liquidity and going concern consideration – For the year ended December 31, 2023, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of December 31, 2023.

As of December 31, 2023, cash and cash equivalents totaled $18.7 million, accounts receivable totaled $67.0 million and unbilled accounts receivable totaled $76.6 million. Availability under the June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $1.4 million, while the June 2023 Revolving Credit Facility is scheduled to mature on March 9, 2025. Pursuant to the Cantor Sales Agreement, the Company may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price the Company requests to deliver additional liquidity to the Company.

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

To address liquidity needs, the Company entered into various financial arrangements during the year ended December 31, 2023, including the June 2023 Revolving Credit Facility (as defined in Note 5), the June 2023 Term Loan (as defined in Note 5), the May 2023 Equity Agreements (as defined in Note 21), maturity extensions of the Subordinated Term Loan (as defined in Note 5), the Insider Convertible Debentures (as defined in Note 5), the Third Party Convertible Debentures (as defined in Note 5) and the NZ Superfund Convertible Debenture (as defined in Note 5), the Cantor Sales Agreement (as defined in Note 14) and full conversions of the Rodina Note (as defined in Note 5) and the YA Convertible Debentures (as defined in Note 5) to Class A Common Stock. Additionally, the Company amended the PIPE Software Services Subscription which allows the Company to settle $11.3 million of the subscription fees which are scheduled to become due between January 2024 and June 2024 in cash or Class A Common Stock, terminated the lease agreement for one of the office facilities and amended another to reduce future liquidity needs. The Company has also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow. Initiatives the Company has undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

The Company believes that additional capital will be needed to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months given that the June 2023 Revolving Credit Facility is scheduled to mature and the borrowings under the facility will become due and payable on the maturity date. However, while management believes the Company will be able to obtain additional capital through debt and equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, to the extent necessary, the Company has obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such additional financing will be obtained at the level acceptable to the Company within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely manner or at all will impact the Company's liquidity, including its ability to service its debt and other liabilities, and may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and could force the Company to limit its business activities or discontinue its operations entirely.

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Judgment is required in evaluating the presentation of revenue on a gross versus net basis based on whether the Company controls the service provided to the end-user and are the principal in the transaction (gross), or the Company arranges for other parties to provide the service to the end-user and are the agent in the transaction (net). Management concluded that Rubicon is the principal in most arrangements as the Company controls the waste removal service and is the primary obligor in the transactions.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of  December 31, 2023 and 2022 was insignificant.

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

Accounts Receivable and Contract Balances – Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of December 31, 2023 and 2022, the allowances for accounts receivables and contract assets were $2.7 million and $3.6 million, respectively. As of January 1, 2022, the balances of the accounts receivable net of allowances was $42.7 million.

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

The changes in contract assets during 2023 and 2022 were as follows (in thousands):

Balance, January 1, 2022	56,984
Invoiced to customers in the current period	(50,085)
Changes in estimate related to the prior period	(6,899)
Estimated accrual related to the current period	55,184
Balance, December 31, 2022	$55,184
Invoiced to customers in the current period	(55,905)
Changes in estimate related to the prior period	721
Estimated accrual related to the current period	76,621
Balance, December 31, 2023	$76,621

Contract liabilities consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring services in advance. During the year ended December 31, 2023, the Company recognized $4.8 million of revenue that was included in the contract liabilities balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $4.4 million of revenue that was included in the contract liabilities balance as of December 31, 2021. As of January 1, 2022, the balance of the contract liabilities was $4.6 million.

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

The changes in accrued hauler expenses during 2023 and 2022 were as follows (in thousands):

Balance, January 1, 2022	49,607
Invoiced by vendors in the current period	(42,414)
Changes in estimate related to the prior period	(7,193)
Estimated accrual related to the current period	44,773
Balance, December 31, 2022	$44,773
Invoiced by vendors in the current period	(46,657)
Changes in estimate related to the prior period	1,884
Estimated accrual related to the current period	63,367
Balance, December 31, 2023	$63,367

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

See Note 18 for further information regarding fair value measurements.

Property and Equipment – Property and equipment are stated at cost; additions and major improvements are capitalized, while regular maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets.

Lives used for depreciation calculations are as follows:

Computers, equipment and software (years)	3 - 5
Furniture and fixtures (years)	3 - 5
Customer equipment (years)	3 - 10
Leasehold improvements	Lesser of useful life or remaining lease term

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

The Company has entered into subleases or has made decisions and taken actions to exit and sublease certain unoccupied leased office space. Similar to the Company’s other long-lived assets, management tests ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For leased assets, such circumstances would include the decision to leave a leased facility prior to the end of the minimum lease term or subleases for which estimated cash flows do not fully cover the costs of the associated lease.

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. The total amount of the offering costs recognized as offset against additional paid-in capital on the consolidated balance sheet as of December 31, 2023 was $-0- and $67.3 million as of December 31, 2022, $53.9 million of which was paid in 2022 while the remaining $13.4 million was included in accrued expenses as of December 31, 2022 and settled during 2023. The subsequent settlements of offering costs resulted in a gain of $7.0 million in 2023 and $12.1 million in 2022, respectively, which were presented as a component of other expense on the consolidated statements of operations for the years ended December 31, 2023 and 2022.

Advertising – Advertising expenses are charged to earnings as incurred. The total advertising costs were $1.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs are included in sales and marketing expenses on the consolidated statements of operations.

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

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. Based on the cumulative evidence obtained during the test, no impairment losses were recorded for the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets – Long-lived assets such as property and equipment, including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined there were no impairment charges during 2023 or 2022.

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

Customer Acquisition Costs – The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the consolidated statements of operations. No customer acquisition costs were capitalized during the years ended December 31, 2023 and 2022. Total amortization of these capitalized costs was $0.7 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company has both liability-classified and equity-classified warrants outstanding. See Note 10 for further information.

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

(1)	50% of the Earn-Out Interests if the volume weighted average price (the “VWAP”) of the Class A Common Stock equals or exceeds $112.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty of thirty consecutive trading days during the Earn-Out Period; and

(2)

50% of the Earn-Out Interests if the VWAP of the Class A Common Stock equals or exceeds $128.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for twenty of any thirty consecutive trading days during the Earn-Out Period.

Earn-Out Interests are classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value with the changes during that period recognized in other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized in other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ equity (deficit) on the consolidated balance sheet. As of the Closing Date, the fair value of the Earn-Out Interests was $74.1 million. As of December 31, 2023 and 2022, the fair values of the Earn-out Interests were $0.1 million and $5.6 million, respectively, with the changes in the fair value during 2023 of $5.5 million and between the Closing Date and December 31, 2022 of $68.5 million recognized as a gain in fair value of earn-out liabilities under other income (expense) within accompanying consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 28.6% of Holdings LLC’s net loss for the year ended December 31, 2023 and 69.8% of Holdings LLC’s net loss during the period of August 15, 2022, the Closing Date, through December 31, 2022 was allocated to NCI.

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2023 or 2022, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

Although distributions to the U.S. are generally not subject to U.S. federal taxes, the Company continues to assert permanent reinvestment of foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

See Note 19 for additional information on income taxes.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of December 31, 2023 or 2022. The Company will evaluate this on a quarterly basis which may result in an adjustment in the future.

Earnings (Loss) Per Share (“EPS”) – Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 17 for additional information on dilutive securities.

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

Accounting pronouncements issued, but not adopted as of December 31, 2023

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 31, 2026. Early adoption is permitted. Upon adoption, this ASU can be applied prospectively or retrospectively. The Company is currently evaluating the impact this ASU will have on the Company's consolidated financial statements.

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

-

The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding as of immediately prior to the Merger were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted at the time of the Merger. Following the Blocker Mergers, (a) holders of the Rubicon Interests immediately before the Closing, other than the Blocker Companies (the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) Blocked Unitholders were issued shares of Class A Common Stock (as a result of the Blocker Mergers), and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. In addition to the securities issued at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

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

-

The Company incurred $67.3 million in transaction costs relating to the Mergers, $53.9 million of which was paid or subsequently settled as of December 31, 2022 and the remaining amount was recognized in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2022. The subsequent settlements of transaction costs resulted in a gain of $12.1 million which was recognized as a component of other expense on the accompanying consolidated statement of operations for the year ended December 31, 2022. The Company settled the remaining $13.4 million of transaction costs in 2023, resulting in a gain of $7.0 million recognized as a component of other income (expense) on the accompanying consolidated statement of operations for the year ended December 31,2023. The transaction costs were offset against additional paid-in capital in the consolidated statements of stockholders’ (deficit) equity upon the Closing.

Note 4—Property and equipment

Property and equipment, net is comprised of the following at December 31 (in thousands):

	2023	2022
Computers, equipment and software	$2,324	$3,791
Customer equipment	1,892	1,485
Furniture and fixtures	210	1,699
Leasehold improvements	1,441	3,772
Total property and equipment	5,867	10,747
Less accumulated amortization and depreciation	(4,442)	(8,103)
Total property and equipment, net	$1,425	$2,644

Property and equipment amortization and depreciation expenses for the years ended December 31, 2023 and 2022 totaled $1.2 million and $1.3 million, respectively.

During 2023, the Company terminated an office lease agreement and entered into an amended agreement for another office lease agreement, which in total, contributed to a decrease of $1.6 million in computers, equipment and software, $1.6 million in furniture and fixtures, $2.3 million in leasehold improvements and $4.8 million in accumulated amortization and depreciation, resulting in a $0.7 million of loss on disposals, which was recognized in other expense on the accompanying consolidated statement of operations for the year ended December 31, 2023. See Note 8 for further information regarding these lease agreement termination and amendment.

Note 5—Debt

Revolving Credit Facilities

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60% (9.7% at December 31, 2022). On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, the Company amended the Revolving Credit Facility, which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan (as defined below) and (c) the maturity of the Subordinated Term Loan (as defined below) and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity was calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments was 0.70%. Interest and fees were payable monthly with principal due upon maturity. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

The Revolving Credit Facility required a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause, necessitated the Revolving Credit Facility be classified as a current liability on the consolidated balance sheets. The acceleration clause allowed for outstanding borrowings under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the accompanying statement of operations for the year ended December 31, 2023.

As of December 31, 2022, the Company’s total outstanding borrowings under the Line of Credit were $51.8 million and $5.6 million remained available to draw.

June 2023 Revolving Credit Facility – On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of December 31, 2023). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

The June 2023 Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause, necessitates the June 2023 Revolving Credit Facility be classified as a current liability on the consolidated balance sheets. The acceleration clause allows for amounts borrowed under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

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

On December 5, 2023, the Company entered into an amendment to the June 2023 Revolving Credit Facility. The amendment temporally modified the calculation methodology of the borrowing base collateral, resulting in its increase by $5.0 million through January 15, 2024, which was subsequently extended to March 15, 2024 with an option to be further extended to June 15, 2024 as long as the Company meets certain conditions outlined in an amendment entered into on January 24, 2024 (see Note 23).

As of December 31, 2023, the Company’s total outstanding borrowings under the June 2023 Revolving Credit Facility were $71.1 million and $1.4 million remained available to draw, after accounting for the $15.0 million borrowing base collateral increase discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants. As of December 31, 2023, the Company was in compliance with these financial covenants.

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

On November 18, 2022, the Company entered into an amendment to the Term Loan agreement, in which the lender consented to the amendments to the Revolving Credit Facility agreement and the Subordinated Term Loan (as defined below) agreement. Per the amended Term Loan agreement, an additional fee was incurred in the amount of $2.0 million, out of which $1.0 million became due in cash and the other $1.0 million was accrued to the principal balance of the Term Loan as the Company did not repay the Term Loan in full on or before March 27, 2023. Furthermore, beginning on April 3, 2023, an additional $0.15 million fee accrued to the principal balance of the Term Loan each week thereafter until the Term Loan was fully repaid.

On February 7, 2023, the Company entered into an amendment to the Term Loan agreement, which (i) amended the interest rate the Term Loan bears to SOFR plus 9.6% and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023 and recorded $0.8 million as a loss on extinguishments of debt obligations on the consolidated statements of operations.

On May 19, 2023, the Company entered into an amendment to the Term Loan agreement, which extended the maturity date to May 23, 2024.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, it was determined that the Term Loan amendments were considered a debt modification.

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the consolidated statements of operations.

Subordinated Term Loan – On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and 14% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”).

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

The maturity of the Subordinate Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024, which was subsequently extended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into amendments to the Subordinated Term Loan Warrants agreements (see Note 10 for further information regarding the Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement).

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity to the earlier of (i) the scheduled maturity date ( June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15%, of which 11% is to be paid in cash and 4% is to be paid in kind by capitalizing such interest accrued to the principal each month in arrears. Any accrued, capitalized and uncapitalized paid-in-kind interest charges will be due and payable in cash at maturity. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 10 for further information regarding the Subordinated Term Loan Warrants).

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

The Company capitalized $12.5 million and $0.3 in deferred debt charges related to the Subordinated Term Loan during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $2.5 million for the year ended December 31, 2023 and $1.3 million for the year ended December 31, 2022.

The Subordinated Term Loan is subject to certain financial covenants. As of December 31, 2023, the Company was in compliance with these financial covenants.

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

June 2023 Term Loan – On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date ( June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind from September 2023 to December 2023. As of December 31, 2023, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying consolidated balance sheet as of December 31, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 10 for further information regarding the June 2023 Term Loan Warrants).

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the year ended December 31, 2023. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $4.5 million for the year ended December 31, 2023.

The June 2023 Term Loan is subject to certain financial covenants. As of December 31, 2023, the Company was in compliance with these financial covenants.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Excess Availability Reserve”). During the terms of the agreements, the Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of December 31, 2023, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

Convertible Debentures

YA Convertible Debentures – As part of the security purchase agreement (the “YA SPA”) (see Note 13), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million, and the principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The YA Convertible Debentures had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the YA Convertible Debentures were outstanding, the Yorkville Investor had option to covert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $2.00 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor was not permitted convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively. Amortization of deferred debt charges related to the YA Convertible Debentures was $1.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. $-0- of accrued and unpaid interest were recorded on the accompanying consolidated balance sheet as of December 31, 2023 and an insignificant amount was recorded in other long-term liabilities on the consolidated balance sheet as of December 31, 2022, respectively. During the year ended December 31, 2023, the Yorkville Investor converted $11.4 million of the principal and $0.3 million of the accrued interest of the YA Convertible Debentures to 4,048,601 shares of Class A Common Stock. The Company recorded $10.6 million from YA Investor’s conversions in loss on extinguishment of debt obligations on the accompanying consolidated statement of operations for the year ended December 31, 2023.

On August 8, 2023, the Yorkville Investor assigned the YA Convertible Debentures to certain existing investors of the Company affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the assignment agreement, the assignees assumed all of the Yorkville Investor’s duties, liabilities and obligations under the YA Convertible Debentures and the Yorkville Investor was discharged of all of such duties, liabilities and obligations. Subsequently, the Company and the assignees entered into an amendment to the debentures which extended the maturity date to December 1, 2026. On August 25, 2023, the assignees converted all of the remaining principal of $5.6 million and an insignificant amount of accrued and unpaid interest of the YA Convertible Debentures to 1,428,760 shares of Class A Common Stock for the final settlement of the YA Convertible Debentures. The conversion resulted in a $0.9 million loss on debt extinguishment which the Company recognized on the accompanying consolidated statement of operations for the year ended December 31, 2023.

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

On September 15, 2023, the Company entered into an amendment to the Insider Convertible Debentures held by three entities affiliated with Andres Chico and Jose Miguel Enrich. The amendment lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt extinguishment. Accordingly, as of the amendment date, the Company (i) derecognized the net carrying amount of these three Insider Convertible Debentures of $7.6 million and the remaining capitalized deferred debt charges of $0.6 million, (ii) recognized the three Insider Convertible Debentures at their fair value of $6.7 million and the debt discount of $1.5 million on consolidated balance sheet and (iii) recognized $0.9 million of loss on debt extinguishment on the consolidated statement of operations. Concurrently, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock (the “Rodina Warrant”) (See Note 10 for further information regarding the Rodina Warrant).

The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through December 31, 2023, which the Company elected to capitalize to the principal, in related-party debt obligations, net of deferred debt charges on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. The Company capitalized $0.7 million and insignificant amount of accrued interest to the principal of the Insider Convertible Debentures during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.5 million and insignificant amount for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2022, the Company had received $3.5 million of the total $10.5 million net proceeds from the investors and the remaining $7.0 million was recorded in related-party notes receivable on the accompanying consolidated balance sheet as of December 31, 2022. The Company received the remaining $7.0 million in January and February 2023. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through December 31, 2023.

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

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through December 31, 2023 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying consolidated balance sheet as of December 31, 2023. The Company capitalized $0.1 million and $-0- of accrued interest to the principal of the Third Party Convertible Debentures during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was $0.1 million and $-0- for the years ended December 31, 2023 and 2022, respectively. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through December 31, 2023.

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

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through December 31, 2023 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying consolidated balance sheet as of December 31, 2023. The Company capitalized $0.6 million and $-0- of accrued interest to the principal of the NZ Superfund Convertible Debenture during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was $0.2 million and $-0- for the years ended December 31, 2023 and 2022, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through December 31, 2023.

Components of the Company’s debt obligations were as follows (in thousands):

	As of
	December 31,
	2023	2022
Term loan balance	$109,422	$71,000
Convertible debt balance	1,467	7,000
Related-party convertible debt balance	18,424	11,964
Less unamortized deferred debt charges	(32,010)	(6,138)
Total borrowed	97,303	83,826
Less short-term debt obligation balance	-	(3,771)
Long-term debt obligation balance	$97,303	$80,055

At December 31, 2023, the future aggregate maturities of debt obligations are as follows (in thousands):

Fiscal Years Ending December 31,
2024	$-
2025	109,422
2026	19,891
Total	$129,313

Interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $35.8 million and $16.9 million for the years ended December 31, 2023 and 2022, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2023	2022
Accrued hauler expenses	$63,367	$44,773
Accrued compensation	4,577	43,054
Accrued income taxes	-	9
Accrued Mergers transaction expenses	-	13,433
FPA Settlement Liability (as defined in Note 12)	2,000	-
Other accrued expenses	7,057	6,733
Total accrued expenses	$77,001	$108,002

During the year ended December 31, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $27.2 million of the accrued management rollover consideration. The replacement awards resulted in a $19.0 million gain, which was included in gain on settlement of incentive compensation on the accompanying consolidated statement of operations for the year months ended December 31, 2023.

During the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026. As a result, the Company recognized related liabilities of $2.2 million in accrued expenses and $3.4 million in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2023. See Note 20 for further information regarding this settlement.

Note 7—Goodwill and other intangibles

The Company holds certain intangible assets recorded in accordance with the accounting policies disclosed in Note 1. Intangible assets consisted of the following (in thousands):

	December 31,
	2023
	Useful Life	Gross	Accumulated	Net
	(in years)	Carrying Amount	Amortization	Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(14,700)	6,276
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(2,628)	550
Total finite-lived intangible assets		25,432	(18,606)	6,826
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(18,606)	$7,661

	December 31,
	2022
	Useful Life	Gross	Accumulated	Net
	(in years)	Carrying Amount	Amortization	Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(12,141)	8,835
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	3,178	(1,967)	1,211
Total finite-lived intangible assets		25,432	(15,386)	10,046
Domain Name	Indefinite	835	-	835
Total intangible assets		$26,267	$(15,386)	$10,881

Amortization of these intangible assets for the years ended December 31, 2023 and 2022 was $3.2 million and $3.3 million, respectively, and future amortization expense is as follows (in thousands):

Fiscal Years Ending December 31,
2024	$(3,110)
2025	(2,559)
2026	(1,157)
Total future amortization of intangible assets	$(6,826)

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized but are tested for impairment at least annually. The carrying amounts of goodwill were as follows (in thousands):

Schedule of goodwill
Balance at January 1, 2022	$32,132
Balance at December 31, 2022	$32,132
Balance at December 31, 2023	$32,132

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

Balance sheet information related to operating leases is as follows (in thousands):

Schedule of right-of-use assets and operating lease liabilities

	As of
	December 31,
	2023	2022
Assets
Right-of-use assets	$567	$2,827

Liabilities
Current lease liabilities	725	1,880
Non-current lease liabilities	-	1,826
Total liabilities	$725	$3,706

Lease expense information related to operating leases is as follows (in thousands):

Schedule of operating lease expense

	2023	2022
Lease expense
Operating lease expense	$1,520	$1,631
Short-term lease expense	204	419
Less: Sublease income	(759)	(802)
Total lease expense	$965	$1,248

Lease expenses are included in general and administrative expenses on the Company’s consolidated statements of operations. The impact of the Company’s leases on the consolidated statement of cash flows is presented in the operating activities section, which mainly consisted of cash paid for operating lease liabilities of approximately $2.0 million and $2.2 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, operating leases had weighted-average remaining lease terms of approximately 0.6 years and 4.2 years, respectively, and a weighted-average discount rate of 2.5% and 11.4%, respectively, to measure operating lease liabilities.

During the year ended December 31, 2023, the Company terminated the lease agreement for one of its office facilities and entered into an amendment to another lease agreement. As a result, the Company derecognized $1.2 million of operating right-of-use assets and $1.4 million of operating lease liabilities on the consolidated balance sheet, with a gain of $0.2 million recorded in other income (expense) on the accompanying consolidated statements of operations for the year ended December 31, 2023.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the December 31, 2023 consolidated balance sheet (in thousands).

Years Ending December 31,
2024	$790
Total minimum lease payments	790
Less: Imputed interest	(65)
Total operating lease liabilities	$725

Operating lease amounts above do not include sublease income. The Company has entered into a sublease agreement with a third party. Under the agreement, the Company expects to receive sublease income of approximately $0.4 million through May 2024.

Note 9—Stockholders’ equity (deficit)

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

The table set forth below reflects information about the Company’s equity as of December 31, 2023 and 2022.

	Authorized as of		Issued as of		Outstanding as of
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Class A Common Stock	690,000,000	690,000,000	39,643,584	6,985,869	39,643,584	6,985,869
Class V Common Stock	275,000,000	275,000,000	4,425,388	14,432,992	4,425,388	14,432,992
Preferred Stock	10,000,000	10,000,000	-	-	-	-
Total	975,000,000	975,000,000	44,068,972	21,418,861	44,068,972	21,418,861

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

During the year ended December 31, 2023, 10,007,604 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock.

Note 10—Warrants

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

The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through December 31, 2023. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

The Company may redeem the IPO Warrants:

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

Rodina Warrant – On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of December 31, 2023.

Term Loan Warrants – Pursuant to the amended Term Loan agreement entered on October 15, 2021, the Company concurrently entered into warrant agreements and issued the Term Loan Warrants, which granted the lender the right to purchase up to 7,751 of Holdings LLC’s common units at the exercise price of $0.01 any time prior to the earlier of the tenth anniversary of the issuance date of October 15, 2021, and certain triggering events, including a sale of Holdings LLC, Holding LLC’s initial public offering and a merger between Holdings LLC and a special purpose acquisition company (“SPAC”), where the warrants are fully redeemed or exchanged. The Company determined that the Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Term Loan Warrants were converted into Class A Common Stock and Class V Common Stock and reclassified from liability to the stockholders’ deficit upon the consummation of the Mergers. The Company measured the fair value of the Term Loan Warrants as of the Closing Date, and recognized $1.8 million of warrant liabilities on the consolidated balance sheet. As of December 31, 2023 or 2022, there were no outstanding Term Loan Warrants. The Company recorded the $0.5 million change in the fair value of the Term Loan Warrants between January 1, 2022 and the Closing Date as a component of other expense on the consolidated statement of operations for the year ended December 31, 2022. The Term Loan Warrants had no impact to the consolidated statement of operations for the year ended December 31, 2023.

Subordinated Term Loan Warrants – Pursuant to the Subordinated Term Loan agreement entered into on December 22, 2021 (see Note 5), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive right to purchase up to the number of Class A Common Stock worth $2.0 million, at the exercise price of $0.08 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

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

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. On December 12, 2022, the outstanding Subordinated Term Loan Warrants in amount of $2.6 million were converted to 136,553 shares of Class A Common Stock and reclassified from liability to the stockholders’ (deficit) equity. On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. During the year ended December 31, 2023, the Additional Subordinated Term Loan Warrants in amount of $3.7 million were exercised and converted to 1,355,045 sharesof Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. As of December 31, 2023 and 2022, no Subordinated Term Loan Warrants were outstanding. The Company recognized $0.1 million gain and $1.5 million loss from change in the fair value of the Subordinated Term Loan Warrants as a component of other expense on the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying consolidated balance sheet as of December 31, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are further described in Note 18. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

YA Warrant – On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at exercise price of $0.0008 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures to be issued have been fully repaid by the Company or fully converted into shares of Class A Common Stock. On August 25, 2023 (the “Market Price Set Date”), the YA Convertible Debentures were converted into shares of Class A Common Stock for the full settlements, and the YA Warrant became exercisable at the conversion price of $4.52 per share. The conversion price is to be adjusted to the lowest of (a) the “3-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 3-month anniversary of the Market Price Set Date, or (b) the “6-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 6-month anniversary of the Market Price Set Date, in case (a) or (b) is lower than $4.52 per share. The 3-month Reset Price was set at $2.80 per share in November 2023 and the 6-month Reset Price was set at $0.76 per share in February 2024. The Company determined that the YA Warrant required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets and were measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. During the year ended December 31, 2023, the Company issued 499,975 shares of Class A Common Stock for partial exercise of the YA Warrant. During the year ended December 31, 2022, the outstanding YA Warrant was not exercisable. The Company measured the fair value of the YA Warrant as of its issuance date, December 31, 2022 and December 31, 2023, and recognized $20.0 million, $20.0 million and $18.6 million of warrant liability on the consolidated balance sheets, respectively. On the YA Warrant issuance date, the Company recorded $14.0 million loss, the difference between the purchase price and fair value of the YA Warrant, as a component of other expense on the consolidated statement of operations. The fair value of the YA Warrant did not change during the year ended December 31, 2022, while during the year ended December 31, 2023, the Company recorded $0.5 million gain as a component of other expense on the consolidated statement of operations as a result of the change in the fair value of the YA Warrant.

Advisor Warrant – Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 13), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.08 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the Advisor Warrant as of November 30, 2022 and December 31, 2022, and recognized $1.0 million and $0.9 million of warrant liability on the consolidated balance sheets, respectively, with the difference of $0.1 million of gain recorded as a component of other income on the consolidated statement of operations for the year ended December 31, 2022. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other expense on the accompanying consolidated statement of operations for the year ended December 31, 2023, and pursuant to ASC 815, the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date. Since the issuance through December 31, 2023, the Advisor Warrant was not exercised.

June 2023 Term Loan Warrants – Pursuant to the June 2023 Term Loan agreement entered on June 7, 2023 (see Note 5), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the holders the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of June 7, 2023), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the June 2023 Term Loan Warrants as of the issuance date of June 7, 2023 and December 31, 2023 and recognized $9.4 million and $7.9 million of warrant liability on the consolidated balance sheets, respectively, with the change in fair value of $1.5 million gain recognized as a component of other income (expense) on the accompanying consolidated statement of operations for the year ended December 31, 2023. Since the issuance through December 31, 2023, none of the June 2023 Term Loan Warrants were exercised.

Note 11—Equity Investment Agreement

On May 25, 2022, the Company entered into the Rubicon Equity Investment Agreement with certain investors who are affiliated with Andres Chico (a member of the Company’s board of directors) and Jose Miguel Enrich (a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock), whereby, the investors have agreed to advance to the Company up to $8,000,000 and, upon consummation of the Mergers, and in exchange for the advancements, (a) the Company will cause to be issued up to 110,000 Class B Units of the Company and 20,000 shares of Class A Common Stock to the investors and (b) Sponsor will forfeit up to 20,000 shares of Class A Common Stock, in each case subject to actual amounts advanced by the investors. In accordance with the Rubicon Equity Investment Agreement, on May 25, 2022, the Company received $8,000,000 of cash from the investors. The Company determined that the Rubicon Equity Investment Agreement required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the Rubicon Equity Investment Agreement was recognized as simple agreement for future equity (SAFE) under current liabilities on the consolidated balance sheets, measured at the agreement execution date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured its fair value as of the agreement execution and recognized $8.8 million of simple agreement for future equity on the consolidated balance sheets, with the $0.8 million difference between the fair value and the amount of cash received recorded as other expense on the consolidated statements of operations. Between the agreement execution date and the Closing Date, there was no change in the fair value of the Rubicon Equity Investment Agreement. On August 15, 2022, the Mergers closed, and the Company issued 110,000 Class B Units and 20,000 shares of Class A Common Stock to the investors and Sponsor forfeited 20,000 shares of Class A Common Stock.

Note 12—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277,765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) has been included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2023 and other long-term liabilities as of December 31, 2022, respectively. In February 2024, the Company issued 1,656,727 shares of Class A Common Stock for the FPA Settlement Liability (the “FPA Settlement Shares”). Pursuant to the FPA Termination Agreement, the Company will make a cash payment to the FPA Sellers in the amount equal to difference between (a) $2.0 million and (b) the realized gross proceeds from the sales of the FPA Settlement Shares in case the FPA Sellers sells all of the FPA Settlement Shares in open market sales to their unaffiliated third parties before January 6, 2025 and the FPA Sellers realize gross proceeds of less than $2.0 million (the “FPA Termination Agreement Make-Whole Provision”). On March 15, 2024, the Company made a cash payment of $0.8 million for the settlement of the FPA Termination Agreement Make-Whole Provision.

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the “forward purchase option derivative” was recorded as an asset on the consolidated balance sheet as of the Closing and derecognized upon execution of the FPA Termination Agreement. The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value was calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward was calculated as the average present value over all simulated paths. The Company performed fair value measurements for this derivative as of the Closing Date and the FPA Termination Agreement execution date, and recognized $16.6 million of derivative asset and $3.4 million of derivative liability on the consolidated balance sheets, respectively. The Company recorded a total of $72.1 million in losses on its consolidated statement of operations for the year ended December 31, 2022. This total loss is made up of two parts: (i) a $52.1 million loss at issuance, calculated as the difference between the amount paid to purchase the forward purchase option derivative and the fair value of this derivative on the Closing Date, and (ii) a $20.0 million loss, calculated as the difference in fair value of the forward purchase option derivative as of the Closing Date and as of the FPA Termination Agreement execution date. Upon execution of the FPA Termination Agreement, the Company also derecognized $3.4 million of the forward purchase option derivative from derivative liabilities on the consolidated balance sheet. There were no derivative assets or liabilities related to the forward purchase option derivative outstanding as of December 31, 2023 and 2022.

Note 13—Yorkville Facilities

Standby Equity Purchase Agreement – On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company had the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares were to be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor was not permitted to beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, were at the Company’s option, and the Company was under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 25,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the consolidated statements of operations. On August 18, 2023, the SEPA was terminated with no further obligations to the Company or the Yorkville Investor. The Company did not sell any shares of Class A Common Stock under the SEPA from the origination through the termination of the facility.

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

In accordance with ASC 815, the Company has determined that certain redemption feature within the YA Convertible Debentures was an embedded derivative. This derivative, referred to throughout as the “Redemption Feature Derivative” was recorded in derivative liabilities on the accompanying consolidated balance sheet as of December 31, 2022 and derecognized upon full settlement of the YA Convertible Debentures on August 25, 2023. The Company performed fair value measurements for this derivative as of the YA Convertible Debentures issuance dates, December 31, 2022 and August 25, 2023 which is described further in Note 18. The fair value of the Redemption Feature Derivative was remeasured each reporting period.

Note 14—Cantor Sales Agreement

On September 5, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. The Company has no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Class A Common Stock requested to be sold by the Company. Under the terms of the Cantor Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of the Company’s sales of shares of Class A Common Stock reach $50.0 million in total unless early terminated under the terms of the Cantor Sales Agreement. The Company did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through December 31, 2023.

Note 15—Equity-based compensation

During the year ended December 31, 2023, the Company recorded stock-based compensation related to our 2022 Plan while during the year ended December 31, 2022, recorded stock-compensation was in relation to our 2014 and 2022 Plans (as defined below). As more fully described in Note 1, the Company completed the Mergers with Founder SPAC on August 15, 2022, and all incentive units and phantom nits fully vested as of the Closing Date, and the original operating agreement was terminated and replaced by a new operating agreement consistent with the Company’s Up-C structure.

Included within cost of revenue, sales and marketing, product development, and general and administrative expenses are equity-based compensation expenses as follows (in thousands):

	Years Ended
	December 31,
	2023	2022
Cost of revenue	$324	$72
Sales and marketing	706	23
Product development	200	37
General and administrative	13,793	100,855
Total equity-based compensation	$15,023	$100,987

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

Management utilized the Black-Scholes-Merton option pricing model to determine the fair value of units issued. No incentive units were granted during the years ended December 31, 2023 and 2022 and no incentive unit was outstanding as of December 31, 2023 and 2022. Compensation expense for all incentive units awarded was recognized over the vesting term of the underlying options.

A summary of nonvested incentive units and changes during 2022 immediately prior to the consummation of the Mergers is as follows:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested - January 1, 2022	24,777	82.00
Granted	-	-
Vested	(22,964)	82.00
Forfeited/redeemed	(1,813)	82.00
Nonvested – August 15, 2022	-	$-

Phantom Units – Holdings LLC was authorized to issue phantom units to eligible employees under the terms of the Unit Appreciation Rights Plan. The Company estimated the fair value of the phantom units as of the end of each reporting period and expensed the vested fair market value of each award. During the years ended December 31, 2023 and 2022, the Company did not awarded any phantom units. Compensation cost recognized during the years ended December 31, 2023 and 2022 was $-0- million and $6.8 million, respectively. At the Closing of the Mergers, all vested and unvested phantom units were exchanged for 121,299 vested RSUs and 67,504 vested DSUs.

2022 Plan

The 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on August 15, 2022 in connection with the Closing, provides for the grant to certain employees, officers, non-employee directors and other services providers of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof, as determined by the Company’s Compensation Committee. Under the 2022 Plan, 3,982,409 shares of Class A Common Stock are authorized to be issued. Upon approval by the Company’s board of directors, additional 2,055,769 shares of Class A Common Stock became available for issuance on January 1, 2024 under the 2022 Plan as a result of the plan’s evergreen provision.

The following represents a summary of the Company’s RSU activity and related information from immediately after the consummation of the Mergers through December 31, 2023:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested - August 15, 2022 (subsequent to the Mergers consummation)	-	$-
Granted	1,605,498	18.32
Vested	(1,397,781)	18.64
Forfeited/redeemed	(25,631)	15.84
Nonvested – December 31, 2022	182,086	$15.84
Granted	2,016,639	8.10
Vested	(1,632,141)	8.15
Forfeited/redeemed	(47,960)	15.13
Nonvested – December 31, 2023	518,625	$10.02

The RSUs exchanged for phantom units vested upon the Closing of the Mergers. The remaining RSUs will vest over the requisite services periods ranging from six to thirty-six months from the grant date.

The Company recognized $15.0 million and $94.2 million in total equity compensation costs for the years ended December 31, 2023 and 2022, respectively.

Some of RSUs settled during the year ended December 31, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of December 31, 2023, there were 10,117 vested RSUs and 17,331 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock prior to December 31, 2023.

As of December 31, 2023, the total unrecognized compensation cost related to outstanding RSUs was $5.2 million, which the Company expects to recognize over a weighted-average period of 0.9 years.

Note 16—Employee benefits plan

Employees are offered the opportunity to participate in the Company’s 401(k) Plan, which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to $22,500 of their salary to the 401(k) Plan annually during the year ended December 31, 2023 and up to $20,500 during the year ended December 31, 2022. The Company’s contributions to the 401(k) Plan were $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

Note 17—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the year ended December 31, 2023 and the period from August 15, 2022 (the Closing Date) to December 31, 2022. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

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

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2023 and period from August 15, 2022 (the Closing Date) to December 31, 2022 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss	$(77,579)	$(52,774)
Less: Net loss attributable to non-controlling interests	(20,635)	(22,621)
Net loss attributable to Rubicon Technologies, Inc. – Basic and diluted	$(56,944)	$(30,153)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	22,797,555	6,235,675

Net loss per share attributable to Class A Common Stock – Basic and diluted	$(2.50)	$(4.84)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, YA Warrant and Rodina Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

-	Exchangeable Class V Common Stock.

-

Potential settlements in Class A Common Stock of the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the FPA Settlement Liability, the Subordinated Term Loan Warrants Make-Whole Agreement and portion of fees for the PIPE Software Services Subscription (as defined in Note 20).

Note 18—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of December 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,493)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,013)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(11,045)
Earn-out liabilities	-	-	(142)
Total	$-	$(26,493)	$(13,200)

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption feature derivative	-	-	(826)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	-
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

		Subordinated	Term Loan			Deferred
	Redemption	Term Loan	Warrants			compensation –
	Feature	Warrants	Make-Whole	Earn-out	Warrant	phantom
Level 3 Rollfoward	Derivative	Derivative	Derivative	liabilities	liabilities	units
December 31, 2021 balances	$-	$-	$-	$-	$(1,380)	$(8,321)
Additions	(256)	-	-	(74,100)	-	-
Changes in fair value	(570)	-	-	68,500	(1,931)	(6,783)
Reclassified to equity	-	-	-	-	3,311	15,104
December 31, 2022 balances	(826)	-	-	(5,600)	-	-
Additions	(474)	(12,264)	-	-	-	-
Changes in fair value	172	(2,456)	(2,013)	5,458	-	-
Reclassified to level 2	-	3,675	-	-	-	-
Reclassified to equity	1,128	-	-	-	-	-
December 31, 2023 balances	$-	$(11,045)	$(2,013)	$(142)	$-	$-

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 2 as of December 31, 2023 and 2022. The outstanding warrants which were classified as warrant liabilities as of December 31, 2023 were the YA Warrant and the June 2023 Term Loan Warrants. In addition to the YA Warrant, as of December 31, 2022, the Advisor Warrants were classified as warrant liabilities as their terms were not determined at that time. The Advisor Warrants were reclassified to stockholders' (deficit) equity on January 16, 2023. The sole underlying security of the outstanding warrant liabilities as of December 31, 2023 and 2022 was Class A Common Stock, which is an observable input, however the values of the warrants themselves were not directly or indirectly observable. The fair values of the warrant liabilities were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of December 31, 2023 and 2022 were minimal ($0.08 per Class A Common Stock share for the Advisor Warrants and the June 2023 Term Loan Warrants and $0.0008 per Class A Common Stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 10 for further information regarding the warrant liabilities.

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

The following table provides quantitative information of the key assumptions utilized in the Redemption Feature Derivative fair value measurements as of measurement dates:

	As of	As of	As of
	December 31,	February 3,	December 31,
	2023	2023	2022
Price of Class A Common Stock	$-	$12.45	$14.24
Risk-free interest rate	0.00%	4.63%	4.60%
Yield	0.0%	13.6%	15.6%
Expected volatility	0.0%	50.0%	50.0%

As of December 31, 2022, the Redemption Feature Derivative outstanding was a derivative embedded in the First YA Convertible Debenture. On February 3, 2023, the Second YA Convertible Debenture was issued with identical terms to the First YA Convertible Debenture, except for the principal amount, purchase price and the fixed conversion price. On various dates through August 25, 2023, all of the YA Convertible Debentures were converted to Class A Common Stock, and upon the final conversion on August 25, 2023, the Company derecognized the remaining Redemption Feature Derivative. The Company measured and recognized the fair value of the Redemption Feature Derivative as of December 31, 2022, February 3, 2023 which is the Second YA Convertible Debenture issuance date, and August 25, 2023 in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of December 31, 2023. As of December 31, 2023, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative as of the execution dates of the first ( November 18, 2022), second ( March 22, 2023) and third amendments ( June 7, 2023) to the Subordinated Term Loan Warrants agreements, and at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the Subordinated Term Loan Warrants Make-Whole Derivative fair value measurements as of measurement dates:

	As of	As of
	December 31,	December 31,
	2023	2022
Price of Class A Common Stock	$1.85	$14.24
Strike Price of Class A Common Stock	$18.96	$18.96
Risk-free interest rate	3.90%	4.00%
Expected volatility	85.0%	65.0%
Expiration Date	December 12, 2027	December 12, 2027

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

The following table provides quantitative information of the key assumptions utilized in the earn-out liabilities fair value measurements as of measurement dates:

	As of	As of
	December 31,	December 31,
	2023	2022
Price of Class A Common Stock	$1.85	$14.24
Risk-free interest rate	4.70%	4.00%
Expected volatility	85.0%	65.0%
Expected remaining term (in years)	3.6	4.6

The Company measured and recognized the fair value of the Earn-Out Interests as of the Closing Date and at the end of each reporting period in earn-out liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in gain on change in fair value of earn-out liabilities as a component of other income (expense) on the consolidated statements of operations.

Note 19—Income taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities follow (in thousands):

	As of
	December 31,
Deferred tax assets:	2023	2022
Allowance for doubtful accounts	$100	$66
Accruals and reserves	266	-
Depreciation	-	14
Interest expense limitation	9,576	1,922
Investment in partnership	93,624	2,548
Lease liability	79	153
Net operating losses	41,957	26,852
Total deferred tax assets before valuation allowance	145,602	31,555
Less: valuation allowance	(143,458)	(29,164)
Total deferred tax assets after valuation allowance	$2,144	$2,391
Deferred tax liabilities:
Right of use asset	$(73)	$(142)
Depreciation	(63)	$-
Intangible assets	(974)	(1,351)
Goodwill	(1,231)	(1,115)
Total deferred tax liabilities	$(2,341)	$(2,608)
Net deferred tax liabilities	$(197)	$(217)

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 31,
	2023	2022
Current:
Federal	$-	$-
State	15	37
Foreign	2	-
Total current	17	37
Deferred:
Federal	(19)	101
State	(1)	(62)
Foreign	-	-
Total deferred	(20)	39
Total income tax expense (benefit)	$(3)	$76

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	December 31,
	2023	2022
Statutory U.S. federal tax rate	21.00%	21.00%
Less: rate attributable to noncontrolling interest	(6.07)%	(17.52)%
State income taxes (net of federal benefit)	3.78%	0.17%
Permanent differences	(3.43)%	(2.71)%
Effective rate change	(0.05)%	0.01%
Increase in valuation allowance	(23.54)%	(0.96)%
True-up of deferred items	8.35%	0.00%
Other	(0.04)%	(0.02)%
Effective income tax rate	(0.00)%	(0.03)%

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

Pursuant to the provisions of the CARES Act above, the RiverRoad subsidiary carried back its Federal 2020 tax loss to tax year 2018. The estimated tax benefit for this carryback claim is approximately $0.4 million and was recorded as a current tax benefit during 2020. The corresponding $0.4 million tax receivable is presented within other current assets on the consolidated balance sheets as of December 31, 2023 and 2022.

The provision for income taxes differs from the amount that would result from applying statutory rates because of differences in the deductibility of certain book and tax expenses.

Goodwill related to the Company’s business combinations in prior years is tax deductible and amortized over 15 years for tax purposes, but generally not amortized for book purposes. As such, a deferred tax liability is created from this indefinite-lived asset. As of December 31, 2023 and 2022, the net deferred tax liability on such indefinite-lived assets was $1.2 million and $1.1 million, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million and $0.2 million as of December 31, 2023 and 2022, respectively. The net change in the valuation allowance during the year ended December 31, 2023 was an increase of $114.3 million. The net change in the valuation allowance during the year ended December 31, 2022 was an increase of $29.2 million.

As of December 31, 2023, the Company has tax-effected federal and state net operating loss (“NOL”) carryforwards of $35.3 million and $6.4 million, respectively, attributable to its RiverRoad corporate subsidiary purchased in 2018 and the Mergers. $0.7 million of the tax-effected federal NOL carryforward will expire at various dates beginning in 2032 while the remaining $34.6 million will not expire. $6.4 million of tax-effected state NOL carryforward will expire at various dates beginning in 2024. The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 limits a taxpayer’s ability to utilize NOL deduction in a year to 80% taxable income for federal NOL arising in tax years beginning after 2017.

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has estimated the amounts of net operating loss which will expire unutilized as a result of its estimated annual limitations under Section 382 and has determined the expiring portion to be insignificant to the overall federal NOLs. No deferred tax assets have been recognized on the accompanying consolidated balances sheets related to these NOLs, as they are fully offset by a valuation allowance. The Company has completed Section 382 studies through December 31, 2023.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income taxes in certain state and local jurisdictions. The Company is no longer subject to the Internal Revenue Service (“IRS”) examination for periods prior to 2020. However, carry forward losses that were generated prior to the 2020 tax year may still be adjusted by the IRS if they are used in a future period.

Note 20 – Commitments and contingencies

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

Software services subscription

The Company entered into a software services subscription agreement with a certain PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023. The term of the amended agreement is through December 31, 2024. As of December 31, 2023, $18.8 million will become due in the next 12 months through October 2024. Pursuant to the amended agreement, the Company settled the $9.4 million subscription fee for the service period between January 1, 2023 and December 31, 2023 in Class A Common Stock. Additionally, the amended agreement provides the Company with the option, in its sole discretion, to settle the $11.3 million subscription fees which are scheduled to become due between January 2024 and June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each such future payment the Company makes in Class A Common Stock, with exception of the payment on October 2, 2023 (see Note 20), the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor.

Management Rollover Settlement

As further described in Note 6, during the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $3.0 million is coming due in the next 12 months of December 31, 2023 and $4.1 million thereafter.

Note 21—Related party transactions

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

Chico PIPE Agreements – On March 16, 2023, the Company entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, Andres Chico and Felipe Chico Hernandez pursuant to which the Company issued 152,778 shares of Class A Common Stock in exchange for the total purchase price of $1.1 million.

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

Rodina Warrant – On September 15, 2023, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock. See Note 10 for further information regarding the Rodina Warrant.

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

Note 22—Concentrations

During the year ended December 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenues at approximately 20% of the total revenues, while during the year ended December 31, 2022, there were two such customers together accounted for 26% of the Company's total revenues. As of December 31, 2023 and 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 56% and 38% of the total accounts receivable and contract assets, respectively.

Note 23—Subsequent events

On January 2, 2024, the Company issued 2,246,182 shares of Class A Common Stock to a certain PIPE Investor as the payment for the $3.8 million subscription fee for services rendered from October 1, 2023 to December 30, 2023 in relation to the PIPE Software Services Subscription.

On January 24, 2024, the Company entered into the third amendment to the June 2023 Revolving Credit Facility, extending the period of which the modified calculation methodology of the borrowing base collateral, resulting in its increase by $5.0 million, to March 15, 2024 with an option for further extensions to June 15, 2024 so long as the Company continues to meet certain conditions outlined in the amendment.

On January 24, 2024, the Company entered into a sponsor equity capital contribution agreement with a certain entity affiliated with Andres Chico and Jose Miguel Enrich (the “Sponsor”), pursuant to which the Sponsor agreed to contribute the lesser of (i) $5.0 million or (b) the amount necessary to cause the Company's available funds to be $16.0 million through June 15, 2024. If the Sponsor makes any contributions pursuant to the sponsor equity capital contribution agreement, the Company will issue a number of Class A Common Stock shares at similar value to the Sponsor's contribution in exchange.

On February 13, 2024, the Company issued 1,656,727 shares of Class A Common Stock to the FPA Sellers as the FPA Settlement Shares.

On March 15, 2024, the Company made a cash payment of $0.8 million for the settlement of the FPA Termination Agreement Make-Whole Provision.

On March 18, 2024, the Company received written notice (the “Notice”) from the NYSE that it was not in compliance with the continued listing standard set forth in section 802.01B of the NYSE Listed Company Manual (the “Minimum Market Capitalization Standard”) because its average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, its last reported stockholders’ equity was less than $50.0 million. The Company also no longer satisfies the continued listing compliance standard set forth in Section 802.01C of the NYSE Listed Company Manual (the “Minimum Stock Price Standard”) because the average closing price of the Company’s Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Under Section 802.02 of the NYSE Listed Company Manual, the Company has 45 days from the receipt of the Notice to submit a plan advising the NYSE of definitive action the Company has taken, or is taking, which would bring the Company into compliance with the Minimum Market Capitalization Standard within 18 months of receipt of the Notice (the “Market Capitalization Cure Period”). The Company intends to develop and submit a plan (the “Plan”) to bring it into compliance with the Minimum Market Capitalization Standard within the required time frame by pursuing measures that are in the best interests of the Company and its stockholders. The NYSE will review the Plan and determine whether the Company has made a reasonable demonstration of an ability to conform to the relevant standards during the Market Capitalization Cure Period. If the Plan is not submitted on a timely basis, is not accepted by the NYSE or if the NYSE determines that the Company is not making sufficient progress on the Plan during the Market Capitalization Cure Period, the NYSE could initiate suspension and delisting proceedings prior to the end of the Market Capitalization Cure Period. Under Section 802.01C of the NYSE Listed Company Manual, the Company has six months from receipt of the Notice to regain compliance with the Minimum Stock Price Standard (the “Share Price Cure Period”). In order to regain compliance with the Minimum Stock Price Standard, on the last trading day in any calendar month during the Share Price Cure Period, the Company’s Class A common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of such month. Under the NYSE rules, the Company’s Class A common stock will continue to be listed and traded on the NYSE during the independent cure periods outlined above, subject to the Company’s compliance with other continued listing requirements. The current noncompliance with the NYSE listing standards does not affect the Company’s ongoing business operations or its U.S. Securities and Exchange Commission reporting requirements.

On March 22, 2024, a lawsuit was filed against the Company by Cass Information Systems, Inc. (“Cass”) in the Circuit Court of St. Louis County, Missouri (Cass Information Systems, Inc. v. Rubicon Technologies, Inc.) alleging the Company's nonpayment of reimbursements of vendor invoices prepaid by Cass and certain fees for Cass' services. The Company has 30 days from the date of the summons to appear before the court and file the Company's pleading.

Subsequent to December 31, 2023, the Company issued 4,104,797 shares of Class A Common Stock to the Yorkville Investor for its partial exercises of the YA Warrant.