Form 10-K/A
period 2023-12-31
Rubicon Technologies, Inc.
filed 2024-04-10
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Rubicon Technologies, Inc. (which may be referred to as “Rubicon,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Form 10-K”), to include Exhibit 97.1, which was omitted from Original Form 10-K.

No other changes have been made to the Original Form 10-K. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
2.1#	Merger Agreement, dated as of December 15, 2021, by and among Founder, Merger Sub, the Blocker Companies, the Blocker Merger Subs and Rubicon.	Form 8-K	001-40910	2.1	December 17, 2021
3.1	Second Amended and Restated Memorandum and Articles of Association of Founder.	Form 8-K	001-40910	3.1	October 20, 2021
3.2	Certificate of Incorporation of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.2	August 19, 2022
3.3	Bylaws of Rubicon Technologies, Inc.	Form 8-K	001-40910	3.3	August 19, 2022
3.4	Certificate of Amendment, dated September 26, 2023	Form 8-K	001-40910	3.1	September 27, 2023
4.1	Specimen Warrant Certificate of Founder.	Form S-1/A	333-258158	4.3	October 12, 2021
4.2	Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.1	October 20, 2021
4.3	Amendment of Warrant Agreement, dated August 15, 2022, by and between Rubicon Technologies, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.	Form 8-K	001-40910	4.5	August 19, 2022
4.4	Form of Warrant Agreement by and between Rubicon Technologies, Inc. and each holder thereto.	Form 8-K	001-40910	4.1	June 8, 2023
4.5	Common Stock Purchase Warrant, dated September 15, 2023, issued by Rubicon Technologies, Inc. to MBI Holdings LP or their assigns.	Form 8-K	001-40910	4.1	September 21, 2023
4.6	Specimen Class A Common Stock Certificate of Rubicon Technologies, Inc.	Form S-4/A	333-262465	4.5	June 24, 2022
4.7	Description of Rubicon Technologies, Inc.’s Securities	Form 10-K	001-40910	4.5	March 23, 2023
10.1	Letter Agreement, dated October 14, 2021, by and among Founder, its executive officers, its directors and Sponsor.	Form 8-K	001-40910	10.1	October 20, 2021
10.2^	Indemnity Agreements, dated October 14, 2021, by and among Founder and its directors and officers.	Form S-1/A	333-258158	10.4	October 12, 2021
10.3^	Form of Indemnification Agreement of Rubicon Technologies, Inc.	Form 8-K	001-40910	10.3	August 19, 2022
10.4^	Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form 8-K	001-40910	10.4	August 19, 2022
10.5#	Amended and Restated Registration Rights Agreement, dated as of August 15, 2022, by and among Founder, Sponsor, Rubicon, and certain equityholders of Rubicon.	Form 8-K	001-40910	10.5	August 19, 2022
10.6	Form of Lock-Up Agreement, by and among Founder, Rubicon and certain equityholders of Rubicon.	Form 8-K	001-40910	10.4	December 17, 2021
10.7	Form of Subscription Agreement by and among Founder and the subscriber parties thereto.	Form 8-K	001-40910	10.3	December 17, 2021
10.8	Sponsor Agreement by and among Founder, Rubicon, Sponsor, and certain insiders of Founder.	Form 8-K	001-40910	10.1	December 17, 2021

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.9#	Eighth Amended and Restated Limited Liability Company Agreement of Rubicon Technologies Holdings, LLC.	Form 8-K	001-40910	10.9	August 19, 2022
10.10#	Tax Receivable Agreement, dated August 15, 2022, by and among New Rubicon, Rubicon, the TRA Representative, and certain former equityholders of Rubicon.	Form 8-K	001-40910	10.10	August 19, 2022
10.11^	Amended and Restated Employment Agreement, by and between Nate Morris and Rubicon Global Holdings, LLC, effective as of February 9, 2021, as amended on April 26, 2022 and August 10, 2022.	Form 8-K	001-40910	10.11	August 19, 2022
10.12^	Employment Agreement, by and between Phil Rodoni and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on April 20, 2019, April 16, 2020, August 4, 2020, January 3, 2021, February 3, 2021, and November 30, 2021.	Form S-4/A	333-262465	10.19	May 12, 2022
10.13^	Employment Agreement, by and between Michael Heller and Rubicon Global Holdings, LLC, dated as of November 17, 2016, as amended on July 11, 2018, January 5, 2019, April 16, 2020, September 17, 2020, January 3, 2021, and February 3, 2021.	Form S-4/A	333-262465	10.20	June 10, 2022
10.14	Rubicon Equity Investment Agreement, dated May 25, 2022, by and among Rubicon, Founder, Sponsor, MBI Holdings LP, David Manuel Gutiérrez Muguerza, Raul Manuel Gutiérrez Muguerza, and Sergio Manuel Gutiérrez Muguerza.	Form S-4/A	333-262465	10.21	June 24, 2022
10.15	Form of Insider Loan, dated July 19, 2022, by and between Rubicon and each of those certain members, affiliates, directors and officers of Rubicon.	Form 8-K	001-40910	10.15	August 19, 2022
10.16	Sponsor Forfeiture Agreement, dated August 15, 2022, by and among Founder, Sponsor and Rubicon.	Form 8-K	001-40910	10.16	August 19, 2022
10.17	Underwriting Agreement, dated October 14, 2021, by and between Founder and Jefferies LLC, as representative of the underwriters.	Form 8-K	001-40910	1.1	October 19, 2021
10.18	Forward Purchase Agreement, dated August 4, 2022, by and among ACM ARRT F LLC, Founder, and Rubicon.	Form 8-K	001-40910	10.1	August 5, 2022
10.19#	Loan and Security Agreement, dated December 21, 2021, by and among Rubicon Global, LLC, RiverRoad Waste Solutions, Inc., Rubicon, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.20	August 19, 2022
10.20^	CEO Transition Agreement, dated October 13, 2022	Form 8-K	001-40910	10.1	October 14, 2022
10.21^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (Rollover Form) under the Rubicon Technologies, Inc. 2022 Equity Incentive Plan.	Form S-8	333-267947	99.2	October 19, 2022
10.22^	Amended and Restated Employment Agreement by and between Rubicon Technologies Holdings, LLC, Rubicon Technologies, Inc., and Kevin Schubert, dated November 8, 2022.	Form 8-K	001-40910	10.1	November 9, 2022

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.23#	First Amendment to Loan and Security Agreement, dated as of November 18, 2022, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., the lenders party thereto, and Mizzen Capital, LP.	Form 8-K	001-40910	10.3	November 25, 2022
10.24	Letter Agreement re: Termination of Forward Purchase Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and ACM ARRT F LLC.	Form 8-K	001-40910	10.2	December 1, 2022
10.25	Termination and Release Agreement, dated as of November 30, 2022, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, and Vellar Opportunity Fund SPV LLC - Series 2.	Form 8-K	001-40910	10.3	December 1, 2022
10.26	Convertible Debenture, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN Ltd.	Form 8-K	001-40910	10.4	December 1, 2022
10.27	Securities Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.5	December 1, 2022
10.28	Registration Rights Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.6	December 1, 2022
10.29	Pre-Funded Common Stock Purchase Warrant, dated as of November 30, 2022, issued by Rubicon Technologies, Inc. to YA II PN Ltd.	Form 8-K	001-40910	10.7	December 1, 2022
10.30	Letter Agreement to Amend Standby Equity Purchase Agreement, dated as of November 30, 2022, by and between Rubicon Technologies, Inc. and YA II PN, Ltd.	Form 8-K	001-40910	10.8	December 1, 2022
10.31	Form of Securities Purchase Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	December 22, 2022
10.32	Form of Convertible Debenture, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	December 22, 2022
10.33	Form of Registration Rights Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	December 22, 2022
10.34	Form of Lockup Agreement, dated as of December 16, 2022, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	December 22, 2022
10.35	Employment Agreement, by and between Renaud de Viel Castel and Rubicon Global, LLC, dated as of December 14, 2017, as amended on April, 10, 2019, April 6, 2020, February 8, 2021 and December 1, 2021.	Form S-1/A	333-267010	10.42	January 26, 2023
10.36	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.1	February 7, 2023
10.37	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.2	February 7, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.38	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.3	February 7, 2023
10.39	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and the various investors thereto.	Form 8-K	001-40910	10.4	February 7, 2023
10.40	Form of Securities Purchase Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.5	February 7, 2023
10.41	Form of Convertible Debenture, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.6	February 7, 2023
10.42	Form of Registration Rights Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.7	February 7, 2023
10.43	Form of Lockup Agreement, dated as of February 1, 2023, by and between Rubicon Technologies, Inc. and Guardians of New Zealand Superannuation.	Form 8-K	001-40910	10.8	February 7, 2023
10.44	Unsecured Promissory Note, dated as of February 2, 2023, by and between Rubicon Technologies, Inc. and CHPAF Holdings SAPI de CV.	Form S-1	333-269646	10.53	February 8, 2023
10.45	Second Amendment to Loan and Security Agreement, dated as of March 22, 2023, by and among Rubicon Global, LLC, Riverroad Waste Solutions, Inc., Rubicon Technologies Holdings, LLC, Cleanco LLC, Charter Waste Management, Inc., Rubicon Technologies International, Inc., the lenders party thereto, and Mizzen Capital, LP.	Form 10-K	001-40910	10.54	March 23, 2023
10.46	Executive Employment Agreement, dated as of March 20, 2023, by and between Kevin Schubert and Rubicon Technologies, LLC.	Form 10-K	001-40910	10.56	March 23, 2023
10.47	Executive Employment Agreement, dated as of March 20, 2023, by and between Philip Rodoni and Rubicon Technologies, LLC.	Form 10-K	001-40910	10.57	March 23, 2023
10.48	Financing Commitment Letter Agreement, dated as of March 20, 2023, by and between, Rubicon Technologies, Inc. and Rodina Capital.	Form 10-K	001-40910	10.58	March 23, 2023
10.49	Form of Subscription Agreement, dated as of March 16, 2023, by and between Rubicon Technologies, Inc. and Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico Hernandez.	Form S-1	333-269646	10.54	May 2, 2023
10.50	Share Issuance Agreement, dated as of March 29, 2023, by and between Rubicon Technologies, Inc. and Palantir Technologies Inc.	Form S-1	333-269646	10.55	May 2, 2023
10.51	Form of May 2023 Equity Subscription Agreement.	Form 8-K	001-40910	10.1	May 24, 2023
10.52	Third Amendment to Subordinated Term Loan Agreement, dated as of May 19, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	Form 8-K	001-40910	10.3	May 24, 2023
10.53	The Loan Conversion Agreement, dated as of May 19, 2023, by and between the Company and CHPAF Holdings SAPI de CV.	Form 8-K	001-40910	10.4	May 24, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.54	Financing Commitment, dated as of May 20, 2023, by and between the Company and Rodina Capital.	Form 8-K	001-40910	10.5	May 24, 2023
10.55	Amendment to the Grant Notice and Standard Terms and Conditions of Restricted Stock Unit Award, dated as of May 21, 2023, of Philip Rodoni.	Form 8-K	001-40910	10.6	May 24, 2023
10.56	Amendment to CEO Transition Agreement, dated as of May 21, 2023, of Nathaniel Morris.	Form 8-K	001-40910	10.7	May 24, 2023
10.57	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors and Acquiom Agency Services LLC.	Form 8-K	001-40910	10.1	June 8, 2023
10.58	Credit, Security and Guaranty Agreement, dated as of June 7, by and among the Borrowers, Guarantors, and Midcap Funding IV, Trust.	Form 8-K	001-40910	10.2	June 8, 2023
10.59	Fourth Amendment to Subordinated Term Loan Agreement, dated as of June 7, 2023, by and among the Borrower, Guarantors, and Mizzen Capital LP.	Form 8-K	001-40910	10.3	June 8, 2023
10.60	Form of Amendment to Convertible Debenture (First Closing).	Form 8-K	001-40910	10.4	June 8, 2023
10.61	Form of Amendment to Convertible Debenture (Second Closing).	Form 8-K	001-40910	10.5	June 8, 2023
10.62	Convertible Debenture Assignment and Assumption Agreement, dated as of August 8, 2023, by and between YA II PN, Ltd. and the holder signatories thereto.	Form 8-K	001-40910	10.1	August 11, 2023
10.63	Amendment to Convertible Debenture No.1, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	Form 8-K	001-40910	10.2	August 11, 2023
10.64	Amendment to Convertible Debenture No.2, dated as of August 8, 2023, by and between Rubicon Technologies, Inc. and the holder signatories thereto.	Form 8-K	001-40910	10.3	August 11, 2023
10.65	Securities Purchase Agreement, dated September 15, 2023, by and between Rubicon Technologies, Inc. and MBI Holdings LP.	Form 8-K	001-40910	10.1	September 21, 2023
10.66	Form of Amendment to Convertible Debenture.	Form 8-K	001-40910	10.2	September 21, 2023
10.67	Limited Waiver and Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Acquiom Agency Services LLC, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.3	September 21, 2023
10.68	Limited Waiver and Amendment No. 1 to the Credit, Security and Guaranty Agreement, dated September 17, 2023, by and among the Company, as guarantor, Midcap Funding IV Trust, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.4	September 21, 2023
10.69	Limited Waiver and Fifth Amendment to Loan and Security Agreement, dated September 17, 2023, by and among the Company, as guarantor, Mizzen Capital, LP, as agent, and the borrowers and the lenders party thereto.	Form 8-K	001-40910	10.5	September 21, 2023
10.70	Amendment No. 2 To Credit, Security and Guaranty Agreement, dated December 5, 2023, by and between Rubicon Technologies, Inc. and MidCap Funding IV Trust.	Form 8-K	001-40910	10.1	December 11, 2023

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.71	Amendment No. 3 To Credit, Security and Guaranty Agreement, dated January 24, 2024, by and between Rubicon Technologies, Inc. and MidCap Funding IV Trust.	Form 8-K	001-40910	10.1	January 30, 2024
10.72	The Sponsor Guaranty Agreement, dated January 24, 2024, by and between Rodina Capital and MidCap Funding IV Trust.	Form 8-K	001-40910	10.2	January 30, 2024
10.73	The Sponsor Capital Contribution Agreement dated January 24, 2024, by and between Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, Rubicon Technologies International, Inc., Rubicon Global, LLC, CleanCo LLC, Charter Waste Management, Inc., RiverRoad Waste Solutions, Inc., and Rodina Capital.	Form 8-K	001-40910	10.3	January 30, 2024
14.1	Code of Business Conduct and Ethics of Rubicon Technologies, Inc.	Form 8-K	001-40910	14.1	August 19, 2022
21.1	List of Subsidiaries of Rubicon.	Form S-4/A	333-262465	24.1	May 12, 2022
24.1***	Power of Attorney (included in the signature page hereof).
31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Rubicon Technologies, Inc. Clawback Policy.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed or furnished.
#	Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Commission upon request.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Dated: April 10, 2024	By:	/s/ Philip Rodoni
Philip Rodoni
Chief Executive Officer