Form 10-K/A
period 2023-12-31
Rubicon Technologies, Inc.
filed 2024-05-20
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Rubicon Technologies, Inc. (the “Company,” “Rubicon,” “we,” “us” or “our”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Annual Report”). The Original Annual Report should no longer be relied upon.

Background of Restatement

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC, on May 17, 2024, the Board of Directors of the Company (the “Board”), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed on March 28, 2024 (the “Form 10-K”), and previously issued financial statements as of and for the three and six months ended June 30, 2023, included in the Company’s Quarterly Report on Form 10-Q filed on August 11, 2023 (the “Q2 2023 Form 10-Q”), and previously issued financial statements as of and for the three and nine months ended September 30, 2023, included in the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023 (the “Q3 2023 Form 10-Q”), should no longer be relied upon due to an identified error. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications describing the Company’s financial results for the year ended December 31, 2023, for the three and six months ended June 30, 2023, and for the three and nine months ended September 30, 2023 should no longer be relied upon.

This Annual Report includes financial statements that amend and restate the Company’s audited consolidated balance sheet for the year ended December 31, 2023, its audited consolidated statement of stockholders’ (deficit) equity for the year ended December 31, 2023, its unaudited condensed consolidated balance sheet as of June 30, 2023, unaudited condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2023, its unaudited condensed consolidated balance sheet as of September 30, 2023, and unaudited condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2023, along with certain related notes to such restated financial statements. For discussions of the restatement and the impact on the specific accounts included in this Annual Report, please refer to Notes 3 and 4 to the audited consolidated financial statements included in this Annual Report.

The following summarizes the nature and effect of the identified error:

The Company determined a reclassification from noncontrolling interests to additional paid in capital should have been recorded on the consolidated balance sheet as of December 31, 2023 and consolidated statement of stockholders’(deficit) equity for the year ended December 31, 2023 upon the occurrence of an exchange of Class V common stock to Class A common stock during the quarter ended June 30, 2023. This error resulted in corrections to increase additional paid in capital and decrease noncontrolling interests on the Company’s consolidated balance sheet and consolidated statement of stockholders’(deficit) equity as of and for the year ended December 31, 2023 and on the Company’s condensed consolidated balance sheets and condensed consolidated statements of stockholders’(deficit) equity as of and for the three and six months ended June 30, 2023 and as of and for the three and nine months ended September 30, 2023 by $94.3 million. These corrections did not change the Company’s assets, liabilities or total stockholders’ deficit on the consolidated balance sheets included in the Form 10-K or the condensed consolidated balance sheets included in the Q2 2023 Form 10-Q and the Q3 2023 Form 10-Q. Additionally, the corrections did not have any impact on the consolidated statements of operations or the consolidated statements of cash flows included in the Form 10-K or the condensed consolidated statements of operations or the condensed consolidated statements of cash flows included in the Q2 2023 Form 10-Q and the Q3 2023 Form 10-Q.

Internal Control Considerations

In connection with the error identified, our management has determined that a material weakness existed as of December 31, 2023. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Annual Report.

Clawback Policy Considerations

In connection with the error identified, our management has performed a recovery analysis and determined there was no incentive-based compensation tied to financial performance for any of our executive officers during the relevant recovery period. As such, there are no amounts to be recovered.

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

Our Company

We are a leading provider of cloud-based waste and recycling solutions for businesses, governments, and organizations worldwide. Our platform brings new transparency to the waste and recycling industry - empowering our customers and hauling and recycling partners to make data-driven decisions that can lead to more efficient and effective operations as well as more sustainable waste outcomes. Our platform primarily serves three constituents – waste generator customers, hauling and recycling partners, and municipalities/governments.

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

Solutions for Waste Generators

Our cloud-based digital marketplace provides an innovative customer experience through an easy-to-use interface, where customers can order new services and manage existing services, track invoices, and view environmental outcomes. We provide commercial waste generators—such as commercial property owners, the hospitality and restaurant industries, retail services and logistics companies-an all-in-one waste and recycling solution that allows for enhanced visibility into our customers’ waste management services. This means deeper insights into their waste streams, informed decision making, and increasingly efficient action taken across locations. These features are designed to save time and minimize waste throughout the organization by reducing administrative support costs in managing complex waste and recycling programs, identifying waste reduction and landfill diversion opportunities, and designing and implementing solutions to deliver on them. We also empower customers to report on their environmental goals through data visibility and by aggregating waste diversion activities and generating custom reports on carbon emission reductions. These data and reports are then reviewed and substantiated by a third party.

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

From a customer perspective, we currently service national and SMB waste generator accounts, predominately within the U.S. market. Through our SaaS-based offerings, we have already expanded our footprint internationally and expect to continue this expansion - first by leading with technology, then by building out digital marketplace offerings in these markets.

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

Marketing

In order to market our services effectively, acquire new customers, and build brand awareness in key geographies, we deploy a multi-channel marketing strategy designed to reach prospects and expand our relationships with existing customers - a “land and expand” strategy - by communicating the operational benefits and value of our solutions. Our paid marketing campaigns, discussed in more detail below, are augmented by other unpaid/organic activities including regular social media updates and press/media placements. We also use a range of brand assets to further drive awareness of our products and services in high-value and high-visibility placements.

Digital - Digital advertising, which includes website display ads, geo-targeted mobile advertising, pay-per-click, and paid search advertising such as Google and Bing, is a central component of our marketing strategy. Given this channel’s precise targeting capabilities, we can effectively and efficiently reach our ideal buyers wherever they are.

Social Media - Our social channels are a key part of our marketing efforts. Using both paid and organic programs, we advertise on a number of different social media feeds and channels, including LinkedIn, Instagram, Facebook and X.

Offline Media - We run offline advertising campaigns in markets where such opportunities are available and of demonstrable value, including billboards/out-of-home placements, and transit advertising.

Events - We participate in many industry and industry-adjacent events identified by our marketing team in close consultation with our Commercial Sales Organization. We also have an enterprise webinar platform which is used to develop and co-host webinars with customers, prospects, thought-leaders, and officials on important waste and recycling industry topics such as food waste and labeling, plastic pollution, and environmental innovation.

Special Projects - Each year, we run special projects intended to further our mission and build our profile in our industry and beyond. One of the notable examples is Trash or Treasure - our Halloween and Valentine’s Day campaigns targeted at schools and businesses, which are designed to mitigate the waste that builds up over the course of these holiday seasons.

Communications Programs - We pursue media placements with industry and non-industry publications and actively pitches stories to journalists and media outlets to garner additional coverage.

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

We participate within the waste and recycling industry by providing consulting and management services to our customers for waste removal, waste management, logistics, and recycling solutions. Many of our customers and each of the parties with whom we contract on behalf of our customers, including waste haulers, operate within the waste and recycling industry, some of which may also construct, own and operate landfills, recycling facilities and transfer stations, and own or lease and operate collection and transfer trucks and other equipment used for collection, transfer and disposal of waste. As a result, our future financial performance and success is dependent in large part upon the viability of the waste and recycling industry and the success and survival of industry participants. However, waste and recycling industry participants and their operations are subject to a number of unique risks, including:

●

Fluctuations in the cost of fuel and other petrochemicals - Landfill operators and waste haulers need diesel fuel and other petrochemicals to run a significant portion of their operations and prices for these commodities fluctuate significantly based on international, political and economic circumstances, as well as other factors beyond their control, such as supply shortages and actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. As fuel prices increase, these companies’ direct operating costs increase, adversely affecting their business. The war in Ukraine may also adversely affect the commodities markets, including trading prices and volatility.

●

Fluctuations in commodity prices - Landfill operators and waste haulers purchase or collect and process recyclable materials, including paper, cardboard, plastics, aluminum and other metals for sale to third parties, and prices for these recyclable commodities are volatile and subject to a number of factors outside of their control, including economic conditions and governmental action such as the Chinese government’s 2017 imposition of strict limitations and 2021 ban on the import of recyclable commodities as well as international regulation on the trade of these materials such as the Basel Convention on the Control of Transboundary Movements of Hazardous Wastes and Their Disposal, which imposed new restrictions on the trade of plastic beginning January 1, 2021. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some recyclers and customers reducing or eliminating their recycling service. These and other factors have caused recyclable commodity prices to fall and operating costs of those in the waste and recycling industry to increase, adversely affecting their business.

●

The capital-intensive nature of the industry - The waste and recycling industry is capital intensive and the waste haulers we contract with depend significantly on cash flow from operations and access to capital to operate and grow their respective businesses. Any inability to generate and raise sufficient capital could increase our costs and cause these companies to reduce or cease operations.

●

Accruals closure and post-closure activities - Landfill operators have significant financial obligations for capping and closure activities once a landfill reaches its permitted capacity as well as for environmental remediation and other post-closure activities. Further, these capital requirements may increase above their current estimates due to changes in federal, state or local government requirements and other factors beyond their control. Operators establish accruals and trust funds to cover these costs, but actual obligations may exceed their expectations. Any failure of operators to properly estimate these future capital requirements could adversely affect their financial condition and jeopardize the future viability of their business. Any closures of landfill operators may negatively impact the ability of waste haulers to meet our customers’ demands or may result in increased transportation or other costs associated with disposal of our customers’ waste.

●

Alternatives to landfill disposal - Many state and local governments are developing comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting, recycling or other programs such as extended producer responsibility regulations, which are designed to make producers fund the post-use life cycle of their products by providing recycling programs or otherwise taking their post-use products back from consumers. Many communities are also mandating waste reduction at the source and prohibiting disposal of waste, such as food and yard waste, at landfills. There is also a trend of voluntarily diverting waste to landfill alternatives, such as recycling and composting, while also working to reduce the amount of waste being generated. Many of the largest U.S. companies have or intend to set zero-waste goals in which they strive to send no waste to landfills. These actions, as well as the actions of our customers to reduce waste or seek disposal alternatives, have reduced and may in the future further reduce the volume of waste going to landfills in certain areas, which may affect operators’ financial condition, and therefore their ability to operate landfills at full capacity and could adversely affect their operating results.

●

Governmental regulations - The waste and recycling industry is highly regulated with a complex array of laws, rules, orders and interpretations governing environmental protection, health, safety, land use, zoning, transportation and related matters. These regulations and related enforcement actions can significantly restrict operations by imposing: limitations on siting and constructing new or expanding existing waste disposal, transfer, recycling or processing facilities; limitations or levies on collection and disposal prices, rates and volumes; limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; mandates regarding management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams. Additionally, landfill operations emit anthropogenic methane, identified as a greenhouse gas, and vehicle fleets emit, among other things, carbon dioxide, which also is a greenhouse gas, and efforts to curtail the emission of these and other greenhouse gases and to ameliorate the effects of climate change continue to progress. Although passage of comprehensive, federal climate change legislation may not occur in the near term, any such legislation, if enacted, could significantly restrict and impose significant costs on the waste and recycling industry.

●

The ability to obtain and maintain required permits and approvals - The waste and recycling industry is highly regulated and landfill and hauler owners and operators are required to obtain and maintain permits and approvals to operate their business, including to open or operate new landfills and transfer stations, or to expand the permitted capacity of existing landfills or increase acceptable volume at transfer stations, and these permits and approvals have become more difficult and expensive to obtain and maintain. These permits are also often subject to resistance from citizen or other groups and other political pressures. The inability to obtain or renew required permits and approvals or significant cost increases in doing so would adversely affect the ability of landfill and hauler owners and operators to operate their business.

●

Operational and safety risks, including the risk of personal injury - Operating landfills, transfer stations, large fleets of trucks and other waste-related assets involves the use of dangerous equipment and coming into contact with hazardous substances. These activities involve risks, including risk of accidents, equipment defects, malfunctions and failures, improper use, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. These types of events have happened in the past and will happen in the future. Any substantial losses of an owner or operator not covered by insurance could have a material adverse effect on the business, results of operations and financial condition of the waste haulers with whom we contract.

●

Labor union activity and work stoppages - Labor unions are very active in the waste and recycling industry, representing a meaningful percentage of the workforce. These unions are continuously recruiting additional employees, and these efforts will likely continue in the future. If unionized workers engage in strikes, work stoppages or other slowdowns, the operations of one or more companies could be significantly disrupted, which could have an adverse effect on their ability to operate their business and results of operations.

●

Multiemployer pension plans - Many companies operating in the waste and recycling industry participate in trustee-managed multiemployer defined benefit pension plans, a number of which are either “critical” or “endangered,” meaning participating employers may be obligated to provide significant amounts of additional funding to these plans. Additionally, upon termination of a multiemployer pension plan, or in the event an employer determines to withdraw from a plan or a mass withdrawal of contributing employers, participating companies would be required to make payments for their proportionate share of the plan’s unfunded vested liabilities. These payments could be substantial and could adversely affect the companies’ financial condition.

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

During the year ended December 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenues at approximately 20% of the total revenues, while during the year ended December 31, 2022, there were two such customers together accounted for 26% of the Company’s total revenues. We cannot assure you that these customers will continue to contract with us on terms or at rates currently in effect, or will not elect to contract with our competitors or attempt to perform the services we provide themselves. Further, as of December 31, 2023 and 2022, approximately 56% and 38%, respectively, of our aggregate accounts receivable and contract assets were due from three customers. The contract terms with these customers range from 2 to 3 years, but may be terminated without penalty with advance written notice. These contracts do not include any minimum purchase requirements for the customers and were made in the ordinary course of business. As a result, these customers could stop purchasing our services, reduce their purchase levels or request reduced pricing structures at any time. We may therefore need to adapt our pricing and marketing strategies in response to a customer who may seek concessions in return for its continued or increased business. In addition, a macroeconomic downturn or any other cause of consolidation in our industry or among our other customers could significantly increase the market share and bargaining power of a limited number of customers and give them significant additional leverage to negotiate more favorable terms and place greater demands on us. The loss of any of these customers, if not offset by revenues from new or other existing customers, or any inability of any customers to pay amounts as and when due, could adversely affect our business, financial condition and results of operations.

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

As a large company with international operations, across the U.S. and Canada in particular, we are, and from time to time become, involved in lawsuits, regulatory inquiries, and governmental and other legal proceedings arising out of the ordinary course of our business, including with respect to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. Additionally, our participation in the waste and recycling industry, even though we are only an indirect market participant that does not own or operate any landfill or hauling operations, subjects us to additional claims that many other companies in other industries are not likely to face. Many of these matters raise complicated factual and legal issues and are subject to uncertainties and complexities, all of which make the matters costly and often divert management’s attention from day-to-day operations. For example, we may incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging nuisance, environmental damage, personal injury or property damage. Additionally, in recent years, wage and employment laws have changed regularly and become increasingly complex, which has fostered litigation, including purported class actions. The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is uncertain. We may be required to pay fines or judgments, which could be significant, or to implement corrective measures, or we may have our permits and licenses modified or revoked as a result of these actions. We establish accruals for our estimates of the costs associated with lawsuits, regulatory, governmental and other legal proceedings. We could underestimate such accruals. Such shortfalls could result in significant unanticipated charges to income. A significant judgment against us, the loss of a significant permit or license, or the imposition of a significant fine or other expenses in excess of any accrual or reserve could have a material adverse effect on our business, financial condition and results of operations. See Note 22 - Commitments and contingencies to our consolidated financial statements included elsewhere in this report.

Our ability to use our net operating loss (“NOL”) carryovers may be limited.

As of December 31, 2023, we had approximately $35.3 million of tax-effected federal NOL carryovers and $6.4 million of tax-effected state NOL carryovers. $34.6 million of our tax-effected federal NOL carryovers have no expiration date and the usage of these NOL carryovers is limited to 80% of taxable income and the remaining federal NOL carryovers expire in varying amounts at various dates beginning in 2032. $6.4 million of our tax-effected state NOL carryovers will expire in varying amounts at various dates beginning in 2024. Utilization of our NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). In the event that an ownership change has occurred, or were to occur, with respect to us, utilization of our NOLs would be subject to an annual limitation under Section 382 of the Code. Any unused annual limitation may be carried over to later years. If we were to undergo an ownership change, some or all of our U.S. federal NOLs could expire before they can be used. In addition, future ownership changes or changes to the U.S. tax laws could limit our ability to utilize our NOLs. To the extent we are not able to offset our future income with our NOLs, this could adversely affect our operating results and cash flows if we attain profitability. For additional information on our use of NOLs, see Note 21 - Income taxes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In 2024, we identified a material weakness in our internal controls over financial reporting related to fiscal year 2023. This material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In 2024, our management identified a material weakness in our internal controls over financial reporting related to the Company’s fiscal year 2023. To respond to the material weakness, we have devoted and plan to continue to devote significant effort and resources to the remediation and improvement of our internal controls over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Due to a material weakness in our internal controls over financial reporting, we are restating our previously issued financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our Company and our financial reporting and our accounting practices and processes, and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weakness in our internal controls over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have taken, and plan to continue to take, proactive measures to enhance our liquidity position and provide additional financial flexibility, including, among other things, sales of Class A Common Stock under the Cantor Sales Agreement (as defined in Note 16 - Cantor Sales Agreement to the audited consolidated financial statements included elsewhere in this Annual Report), there can be no assurance that these measures, including the timing and terms thereof, will be successful or sufficient. Any new financing may also lead to increased costs, increased interest rates, additional and more restrictive financial covenants and other lender protections, and whether we will be able to successfully complete any such refinancing will depend on market conditions, the negotiations with those lenders and investors, and our financial performance. The new financial activities may also include potential equity financing, the terms of which could cause substantial dilution to existing stockholders. In addition, we are formulating additional plans to extend cash availability, including modifying our operations to further reduce spending, but these steps may not produce the anticipated results or provide any benefit at all. While our financial statements have been prepared assuming that we will continue as a going concern, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies - Liquidity and going concern consideration, to our consolidated financial statements included elsewhere in this report.

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

The interest rates under our existing indebtedness are significant - Prime Rate plus up to 8.75% for our term loan, 15.0% for our subordinated term loan, up to 14.0% for the convertible debts and up to SOFR plus 4.25% for our revolving credit facility bears interest. Our ability to make payments on debt (including interest), to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our growth strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described above in “- Risks Related to Our Business and Industry” and elsewhere in this report. Our ability to repay debt will also depend on external factors that are outside of our control, including economic, financial, competitive, legislative, regulatory and other factors. If we are unable to make required interest and principal payments on our indebtedness, it would result in an event of default under the agreements governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness and foreclosure on the assets that secure such indebtedness.

Although our debt agreements contain restrictions on the incurrence of additional indebtedness, the amount of indebtedness that could be incurred in the future in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

Any of the foregoing risks could adversely affect our business, financial condition and results of operations. For additional information on our indebtedness, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies - Liquidity and going concern consideration, Note 7, Debt, and Note 25, Subsequent Events, to our consolidated financial statements included elsewhere in this report.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 1, Nature of operations and summary of significant accounting policies - Liquidity and going concern consideration, Note 7, Debt, and Note 25, Subsequent Events, to our consolidated financial statements included elsewhere in this report.

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

Obligation	When Issuable(1)	Class A Common Stock Issuable(2), (3)	Percentage of Total Shares of Common Stock(4)
IPO Warrants (5)	Currently exercisable at the discretion of the holder	3,752,107	7.8%
RSUs and DSUs (6)	Upon vesting on various dates through May 30, 2026	546,073	1.2%
Cantor Sales Agreement (7)	Currently issuable at the discretion of Rubicon	27,027,027	38.0%
YA Warrant (5),(8)	Currently exercisable at the discretion of the holder	10,054,405	18.6%
Vellar Termination Agreement (8)	On or before February 25, 2024	1,081,081	2.4%
Insider Convertible Debentures	Currently convertible at the discretion of the holder	1,450,160	3.2%
Additional Subordinated Term Loan Warrants (5),(8)	To accrue over time from January 22, 2024 through June 7, 2025	6,662,162	13.1%
Advisor Warrant (5)	Currently exercisable at the discretion of the holder	62,500	0.1%
June 2023 Term Loan Warrants (5)	Currently exercisable at the discretion of the holder	2,121,605	4.6%
Rodina Warrant (5)	Currently exercisable at the discretion of the holder	498,119	1.1%
Earn-Out Interest	50% of the Earn-out Interests are issuable if the VWAP of the Class A Common Stock equals or exceeds $112.00 per share for twenty of thirty consecutive trading days before August 15, 2027; 50% of the Earn-out Interests are issuable if the VWAP of the Class A Common Stock equals or exceeds $128.00 per share for twenty of thirty consecutive trading days before August 15, 2027	298,669	0.7%
Class V Common Stock	On quarterly exchange dates determined by Rubicon’s board of directors	4,425,388	0.0%

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

Our designated Chief Information Security Officer (“CISO”) is responsible for overseeing the performance of our cybersecurity program in partnership with our Chief Executive Officer (“CEO”). Our Vice President of Cybersecurity reports to the CISO. The CISO and CEO receive routine updates regarding current operations, threats, and industry trends. Findings from independent auditors as well as findings from internal audits and any penetration testing are presented to the CISO and CEO and corrective action is prioritized, where applicable.

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

See “-Liquidity and Capital Resources-Debt” and “-Other Financing Arrangements” below.

Insider SPAs

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with various investors comprised of certain members of Rubicon’s management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 31, 2022, the First Closing Insider Investors purchased convertible debentures in the aggregate principal amount of $11.9 million and purchase price of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. See “-Liquidity and Capital Resources-Other Financing Arrangements” below for additional information.

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

In June and July 2023, we entered into amendments to the Insider Convertible Debentures, which extended their maturity date to December 1, 2026 and modified. See “-Liquidity and Capital Resources-Debt” below.

Rodina Note

On February 2, 2023, we issued an unsecured promissory note to CHPAF Holdings SAPI de CV (“Rodina”), an affiliate of Andres Chico, the chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, in the amount of $3.0 million (the “Rodina Note”). The Rodina Note accrues interest at an annual rate of 16.0% and matures on July 1, 2024. On May 19, 2023, we entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. See “-Liquidity and Capital Resources-Debt” below.

Chico PIPE Agreements

On March 16, 2023, we entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, Felipe Chico Hernandez, and Andres Chico, pursuant to which Rubicon issued 1,222,222 shares of Class A Common Stock to each purchaser in exchange for the total purchase price of $1.1 million. The Chico PIPE Agreements include resale restrictions in addition to customary terms, representations, and warranties. See “-Liquidity and Capital Resources-Other Financing Arrangements” below.

May 2023 Equity Agreements

In May 2023, we entered into subscription agreements (the “May 2023 Equity Agreements”) with various investors, including certain entities affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which Rubicon is to issue shares of Class A Common Stock to each purchaser in exchange for the total purchase price of at least $13.7 million. The May 2023 Equity Agreements include resale restrictions in addition to customary terms, representations, and warranties. See “-Liquidity and Capital Resources-Other Financing Arrangements” below.

June 2023 Refinancing

On June 7, 2023, we entered into a $90.0 million June 2023 Revolving Credit Facility, a $75.0 million June 2023 Term Loan agreements and an amendment to the $20.0 million Subordinated Term Loan agreement. Concurrently, we repaid the Revolving Credit Facility and the Term Loan and terminated the related agreements. See “-Liquidity and Capital Resources-Debt” below.

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

On August 18, 2023, the Yorkville Investor and we agreed to terminate the SEPA without any further liability to either party under the facility. See “-Liquidity and Capital Resources-Other Financing Arrangements” below.

Cantor Sales Agreement

On September 5, 2023, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. See “-Liquidity and Capital Resources-Other Financing Arrangements” below.

September 2023 Rodina Letter of Credit

On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued the September 2023 Rodina Letter of Credit to the lender of the June 2023 Revolving Credit Facility on behalf of Rubicon, which increased our borrowing base collateral under the facility by $15.0 million. See “-Liquidity and Capital Resources-Debt” below.

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

Key Factors Affecting Our Performance

Financial results from our operations and the growth and future success of our business are dependent upon many factors. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address to sustain and grow our business. See also “-Key Metrics and Non-GAAP Financial Measures” below for a discussion of key business and non-GAAP metrics that we use to help manage and evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

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

Recyclable commodity revenue:

We recognize recyclable commodity revenue through the sale of old corrugated cardboard OCC, old newsprint (“ONP”), aluminum, glass, pallets and other recyclable materials.

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

NM - not meaningful

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

We expect the product development cost to be at a similar level to 2023 over the next twelve months. A significant component of the product development is expected to be a software subscription costs with a certain PIPE Investor, which provides advanced data analytics capabilities to enhance the data security, visibility, models, and algorithms of our digital platform. See “-Contractual Obligations” below for further information regarding the software services subscription.

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

Our principal sources of liquidity have been borrowings under our credit facilities, proceeds from the issuance of equity and warrant exercises and cash generated by operating activities. More recently, we entered into the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the May 2023 Equity Agreements and the Cantor Sales Agreement to provide additional liquidity. Additionally, we have amended the Subordinated Term Loan and the Insider Convertible Debentures to extend their maturity dates, the Rodina Note and the YA Convertible Debentures have been fully converted to Class A Common Stock (see Note 7 - Debt to our consolidated financial statements included elsewhere in this report) and our software subscription agreement with a certain PIPE Investor was amended to reduce the amount of cash payments and terminated the lease agreement for one of the office facilities and amended another to reduce future liquidity needs (see “-Contractual Obligations” below). We have also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow. Initiatives we have undertaken during 2023 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, and to pay interest and principal on our indebtedness.

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

See “-Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

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

See Note 7, Debt, and Note 12, Warrants, to our audited consolidated financial statements included elsewhere in this Annual Report for a more detailed description of our indebtedness.

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

On August 4, 2022, Founder entered into the Forward Purchase Agreement with the FPA Sellers. Pursuant to the Forward Purchase Agreement, prior to the Closing, the FPA Sellers purchased an aggregate of 7,082,616 shares of Class A Common Stock from Founder shareholders who, pursuant to the governing documents of Founder, elected to redeem such shares in connection with the Closing, and upon such purchase, the FPA Sellers waived their redemption rights with respect to such securities. The Forward Purchase Agreement resulted in an additional $4.0 million of cash received by the Company at the Closing. On November 30, 2022, we terminated the Forward Purchase Agreement pursuant to those FPA Termination Agreements entered into with each of the FPA Sellers. For more information regarding the Forward Purchase Agreement and the FPA Termination Agreements, see Note 14, Forward Purchase Agreement, to our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included elsewhere in this Annual Report.

On August 31, 2022, we entered into the SEPA with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, Rubicon has the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of our Class A Common Stock at a discounted per share price until the earlier of the 36 month anniversary of the SEPA or until the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth therein. Any issuances and sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, are at our option, and subject to our obligations under the Term Loan, we are under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, we issued the Yorkville Investor 200,000 shares of Class A Common Stock, which represented an initial up-front commitment fee. On August 18, 2023, Yorkville Investor and we agreed to terminate the SEPA without any further liability to either party under the facility. We did not sell any shares of Class A Common Stock under the SEPA during the period from the origination through the termination of the facility. For more information regarding the SEPA, see Note 15, Yorkville Facilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0001 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. Through March 28, 2024, the Yorkville Investor has partially exercised the YA Warrant for 4,104,797 shares of Class A Common Stock and 14,000,000 shares remained exercisable. For more information regarding the YA Warrant, see Note 15, Yorkville Facilities, to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 7, Debt and Note 10, Leases, to our audited consolidated financial statements included elsewhere in this Annual Report.

As of December 31, 2023, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $15.0 million through October 2024. On March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023, we entered into amendments to the software services subscription agreement with the PIPE Investor, which provide us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due between January 2024 and June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement. As disclosed in Note 25, Subsequent events, to our audited consolidated financial statements included elsewhere in this report, in accordance with the amended agreement, we settled $3.8 million of the software services subscription fee incurred during the three months ended December 31, 2023 by issuing Class A Common Stock on January 2, 2024. See Note 22, Commitments and contingencies, to our audited consolidated financial statements included elsewhere in our Annual Report for more information regarding our software subscription agreement with the PIPE Investor.

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

See Note 22, Commitments and contingencies, to our audited consolidated financial statements included elsewhere in our Annual Report for more information regarding the management rollover settlement.

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

Following the consummation of the Mergers on August 15, 2022, we have both liability-classified and equity-classified warrants outstanding. See Note 12, Warrants, of our audited consolidated financial statements included elsewhere in this Annual Report.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2023. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weakness in internal control over financial reporting as described below.

Our certifying officers concluded that the Company did not have an effective internal control over the review of the complex transactions related to the equity due to the lack of sufficient and effective review processes. The material weakness resulted in a restatement of our financial statements as described in the Explanatory Note to this Annual Report. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Remediation Status of Material Weakness in Internal Control over Financial Reporting

We plan to enhance our processes by designing and implementing controls to review the equity transactions, including the completeness and accuracy of relevant information. We also plan to engage additional qualified resources and/or hire additional staff to ensure these incremental controls are properly implemented.

Management continues to be actively engaged to take steps to remediate the material weakness, including enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

Management will continue to take action to remediate the material weakness. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Item 9B. Other Information.

On March 27, 2024, Coddy Johnson notified the Company of his intention to resign from the Board of Directors of the Company effective March 28,2024. Mr. Johnson’s resignation is not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Johnson was also a member of the Company’s Nominating and Corporate Governance Committee and Corporate Citizenship Committee.

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

Our Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Conduct, and Principles of Corporate Governance covering all employees, including our executive officers, are available on our website, Rubicon.com, under the “Governance - Governance Documents” caption.

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

RUBICON TECHNOLOGIES, INC.

Date: May 20, 2024	By:	/s/ Philip Rodoni
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

Signature	Title	Date

/s/ Philip Rodoni	Chief Executive Officer and Director
Philip Rodoni	(principal executive officer)	May 20, 2024

/s/ Kevin Schubert	President and Chief Financial Officer
Kevin Schubert	(principal financial and accounting officer)	May 20, 2024

/s/ Osman Ahmed
Osman Ahmed	Director	May 20, 2024

/s/ Barry H. Caldwell
Barry H. Caldwell	Director	May 20, 2024

/s/ Brent Callinicos
Brent Callinicos	Director	May 20, 2024

/s/ Andres Chico
Andres Chico	Chairman	May 20, 2024

/s/ Paula J. Dobriansky
Hon. Paula J. Dobriansky	Director	May 20, 2024

/s/ Paula Henderson
Paula Henderson	Director	May 20, 2024

RUBICON TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Rubicon Technologies, Inc. and Subsidiaries

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rubicon Technologies, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2023 Financial Statements

As discussed in Note 3 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct a misstatement.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 28, 2024, except for the effects of the restatement disclosed in Notes 3, 4 and 25 to the consolidated financial statements,as to which the date is May 20, 2024.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF December 31, 2023 and 2022

(in thousands)

	2023 (As restated)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$18,695	$10,079
Accounts receivable, net	66,977	65,923
Contract assets, net	76,621	55,184
Prepaid expenses	13,305	10,466
Other current assets	3,790	2,109
Related-party notes receivable	-	7,020
Total Current Assets	179,388	150,781

Property and equipment, net	1,425	2,644
Operating lease right-of-use assets	567	2,827
Other noncurrent assets	2,114	4,764
Goodwill	32,132	32,132
Intangible assets, net	7,661	10,881
Total Assets	$223,287	$204,029

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$65,465	$75,113
Line of credit	71,121	51,823
Accrued expenses	77,001	108,002
Contract liabilities	7,359	5,888
Operating lease liabilities	725	1,880
Warrant liabilities	26,493	20,890
Derivative liabilities	9,375	-
Debt obligations, net of deferred debt charges	-	3,771
Total Current Liabilities	$257,539	$267,367

Long-Term Liabilities:
Deferred income taxes	197	217
Operating lease liabilities	-	1,826
Debt obligations, net of deferred debt charges	81,001	69,458
Related-party debt obligations, net of deferred debt charges	16,302	10,597
Derivative liabilities	3,683	826
Earn-out liabilities	142	5,600
Other long-term liabilities	3,395	2,590
Total Long-Term Liabilities	104,720	91,114
Total Liabilities	362,259	358,481

Commitments and Contingencies (Note 22)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 39,643,584 and 6,985,869 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	1
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 4,425,388 and 14,432,992 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	-	1
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	221,986	34,659
Accumulated deficit	(394,804)	(337,860)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(172,814)	(303,199)
Noncontrolling interests	33,842	148,747
Total Stockholders’ Deficit	(138,972)	(154,452)
Total Liabilities and Stockholders’ (Deficit) Equity	$223,287	$204,029

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2023 and 2022

(in thousands, except per share data)

	2023	2022
Revenue:
Service	$644,636	$589,810
Recyclable commodity	52,946	85,578
Total revenue	697,582	675,388
Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	600,940	569,750
Recyclable commodity	46,691	78,083
Total cost of revenue (exclusive of amortization and depreciation)	647,631	647,833
Sales and marketing	11,729	16,177
Product development	29,645	37,450
General and administrative	52,950	221,493
Gain on settlement of incentive compensation	(19,042)	-
Amortization and depreciation	5,186	5,723
Total Costs and Expenses	728,099	928,676
Loss from Operations	(30,517)	(253,288)

Other Income (Expense):
Interest earned	57	2
Gain (loss) on change in fair value of warrant liabilities	2,021	(1,777)
Gain on change in fair value of earn-out liabilities	5,458	68,500
Loss on change in fair value of derivatives	(4,297)	(72,641)
Excess fair value over the consideration received for SAFE	-	(800)
Excess fair value over the consideration received for pre-funded warrant	-	(14,000)
Gain on service fee settlements in connection with the Mergers	6,996	12,126
Loss on extinguishment of debt obligations	(18,234)	-
Interest expense	(34,232)	(16,863)
Related party interest expense	(2,215)	-
Other expense	(2,619)	(2,954)
Total Other Income (Expense)	(47,065)	(28,407)
Loss Before Income Taxes	(77,582)	(281,695)

Income tax (benefit) expense	(3)	76
Net Loss	$(77,579)	$(281,771)
Net loss attributable to Holdings LLC unitholders prior to the Mergers	-	(228,997)
Net loss attributable to noncontrolling interests	(20,635)	(22,621)
Net Loss Attributable to Class A Common Stockholders	$(56,944)	$(30,153)

Net loss per Class A Common share - basic and diluted	$(2.50)	$(4.84)
Weighted average shares outstanding - basic and diluted	22,797,555	6,235,675

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(in thousands, except shares, units, per share, and per unit data)

			Common Stock –		Common Stock –				Additional Paid-in Capital		Noncontrolling Interest
	Members’ Units		Class A		Class V		Preferred Stock		(As	Accumulated	(As	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Restated)	Deficit	Restated)	Deficit
Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	15,023	-	-	15,023

Issuance of common stock for services rendered	-	-	4,159,978	-	-	-	-	-	17,050	-	-	17,050

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	2,627	-	-	2,627

Issuance of common stock for vested RSUs	-	-	2,880,792	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	50,175	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	6,417,605	1	-	-	-	-	30,180	-	-	30,181

Proceeds from issuance of common stock	-	-	7,257,334	1	-	-	-	-	24,766	-	-	24,767

Exercise and conversion of liability classified warrants	-	-	1,855,017	-	-	-	-	-	4,510	-	-	4,510

Exchange of Class V Common Stock to Class A Common Stock	-	-	10,007,604	1	(10,007,604)	(1)	-	-	94,270	-	(94,270)	-

Common stock issuance costs	-	-	-	-	-	-	-	-	(32)	-	-	(32)

Shares added for fractional shares pursuant to reverse stock split	-	-	29,210	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(56,944)	(20,635)	(77,579)

Balance, December 31, 2023	-	$-	39,643,584	$4	4,425,388	$-	-	$-	$221,986	$(394,804)	$33,842	$(138,972)

			Common Stock –		Common Stock –				Additional
	Members’ Units		Class A		Class V		Preferred Stock		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	4,188,659	$(61,304)	-	$-	-	$-	-	$-	$-	$-	$-	$(61,304)

Activities prior to the Mergers:

Compensation costs related to incentive units	-	230	-	-	-	-	-	-	-	-	-	230

Net loss	-	(228,997)	-	-	-	-	-	-	-	-	-	(228,997)

Effects of the Mergers:

Proceeds, net of redemptions	-	-	-	-	-	-	-	-	196,775	-	-	196,775

Transaction costs related to the Mergers	-	(36,075)	-	-	-	-	-	-	(31,249)	-	-	(67,324)

Accelerated vesting and conversion of incentive units	383,769	77,403	-	-	-	-	-	-	-	-	-	77,403

Exchange of liability classified warrants	7,751	1,717	-	-	-	-	-	-	-	-	-	1,717

Reclassification of SAFE	110,000	8,800	-	-	-	-	-	-		-	-	8,800

Phantom units rollover	-	-	-			-	-	-	15,104	-	-	15,104

Reverse recapitalization	(4,690,179)	238,226	-	-	-	-	-	-	(180,630)	(57,596)	-	-

Issuance of common stock upon the Mergers - Class A and Class V	-	-	5,787,531	1	14,834,772	1	-	-	1	-	-	3

Establishment of earn-out liabilities	-	-	-	-	-	-	-	-	(1)	(74,099)	-	(74,100)

Establishment of noncontrolling liability	-	-	-	-	-	-	-	-	-	(171,368)	171,368	-

Activities subsequent to the Mergers

Equity-based compensation	-	-	-	-	-	-	-	-	16,571	-	-	16,571

Issuance of common stock in connection with SEPA	-	-	25,000	-	-	-	-	-	892	-	-	892

Exchange of Class V Common Stock to Class A Common Stock	-	-	401,780	-	(401,780)	-	-	-	-	-	-	-

Retirement of common stock in connection with the termination of the Forward Purchase Agreement	-	-	(277,765)	-	-	-	-	-	-	(4,644)	-	(4,644)

Issuance of common stock for services rendered	-	-	912,770	-	-	-	-	-	15,601	-	-	15,601

Exercise and conversion of liability classified warrants	-	-	136,553	-	-	-	-	-	1,595	-	-	1,595

Net loss	-	-	-	-	-	-	-	-	-	(30,153)	(22,621)	(52,774)

Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

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

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

Note 1-Nature of operations and summary of significant accounting policies

Description of Business - Rubicon Technologies, Inc. and all subsidiaries are hereafter referred to as “Rubicon” or the “Company.”

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

Reverse Stock Split - On September 26, 2023, the Company effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware. The reverse stock split was reflected on the New York Stock Exchange (the “NYSE”) beginning with the opening of trading on September 27, 2023. Pursuant to the reverse stock split, every eight shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. No fractional shares were issued in connection with the reverse stock split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of common stock in lieu of such fractional share. Equitable adjustments corresponding to the reverse stock split ratio were made to all (i) issued and outstanding shares of all other classes of stock of the Company, (ii) the exercise prices of and number of shares of common stock underlying the Company’s public and private warrants, (iii) the number of shares of common stock underlying the Company’s outstanding equity awards, and (iv) the number of shares of common stock issuable under the Company’s equity incentive plan. All share and per share amounts of the common stock included in the accompanying consolidated financial statements and these notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Mergers - Rubicon Technologies, Inc. was initially incorporated in the Cayman Islands on April 26, 2021 as a special purposes acquisition company under the name “Founder SPAC” (“Founder”). Founder was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On August 15, 2022 (the “Closing Date”), Founder consummated the mergers (the “Mergers”), pursuant to that certain Agreement and Plan of Merger, dated December 15, 2021 (the “Merger Agreement”) (the “Closing”).

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

See Note 5 for further information regarding the Mergers.

Basis of Presentation and Consolidation - The accompanying consolidated financial statements have been prepared pursuant to U.S. GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the periods presented, under the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The Company’s consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions.

Liquidity and going concern consideration - For the year ended December 31, 2023, and in each fiscal year since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of December 31, 2023.

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

To address liquidity needs, the Company entered into various financial arrangements during the year ended December 31, 2023, including the June 2023 Revolving Credit Facility (as defined in Note 7), the June 2023 Term Loan (as defined in Note 7), the May 2023 Equity Agreements (as defined in Note 23), maturity extensions of the Subordinated Term Loan (as defined in Note 7), the Insider Convertible Debentures (as defined in Note 7), the Third Party Convertible Debentures (as defined in Note 7) and the NZ Superfund Convertible Debenture (as defined in Note 7), the Cantor Sales Agreement (as defined in Note 16) and full conversions of the Rodina Note (as defined in Note 7) and the YA Convertible Debentures (as defined in Note 7) to Class A Common Stock. Additionally, the Company amended the PIPE Software Services Subscription which allows the Company to settle $11.3 million of the subscription fees which are scheduled to become due between January 2024 and June 2024 in cash or Class A Common Stock, terminated the lease agreement for one of the office facilities and amended another to reduce future liquidity needs. The Company has also been working to execute various initiatives to modify its operations to further reduce spending and improve cash flow. Initiatives the Company has undertaken since the fourth quarter of 2022 include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates.

The Company believes that additional capital will be needed to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months given that the June 2023 Revolving Credit Facility is scheduled to mature and the borrowings under the facility will become due and payable on the maturity date. However, while management believes the Company will be able to obtain additional capital through debt and equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, to the extent necessary, the Company has obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such additional financing will be obtained at the level acceptable to the Company within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely manner or at all will impact the Company’s liquidity, including its ability to service its debt and other liabilities, and may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and could force the Company to limit its business activities or discontinue its operations entirely.

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Segments - The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s CODM role is fulfilled by the Executive Leadership Team (“ELT”), who allocates resources and assesses performance based upon consolidated financial information.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of any contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Emerging Growth Company - The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company did not opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, will be required to adopt the new or revised standard at the time the new or revised standard becomes applicable to private companies. The effective dates shown in Note 2 below reflect the election to use the extended transition period.

Revenue Recognition - In accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”), the Company recognizes revenue when it transfers control of the promised goods or services to customers, in an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, estimates may be required, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

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

Cost of Revenue, exclusive of amortization and depreciation - Cost of service revenues primarily consists of expenses related to delivering the Company’s services and providing support, including third-party hauler costs, costs of data center capacity, certain fees paid to various third parties for the use of their technology, services and data, and employee-related costs such as salaries and benefits.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts, which at times exceed the Federal Deposit Insurance Corporation insurance limits.

Accounts Receivable and Contract Balances - Accounts receivable consists of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of December 31, 2023 and 2022, the allowances for accounts receivables and contract assets were $2.7 million and $3.6 million, respectively. As of January 1, 2022, the balances of the accounts receivable net of allowances was $42.7 million.

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

Accrued Hauler Expenses - The Company recognizes hauler costs and the cost of recyclable products when services are performed. Accounting for accrued hauler costs and the cost of recyclable products requires estimates and assumptions regarding the quantity of waste collected by their vendors. The Company estimates service quantities and frequencies using historical transaction and market data based on the waste stream composition, equipment type, and equipment size. Accrued hauler expenses are presented within accrued expenses on the consolidated balance sheets.

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

Fair Value Measurements - In accordance with U.S. GAAP, the Company groups its financial assets and financial liabilities at fair value in three levels, based on the markets in which the financial assets and financial liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuations for financial assets and financial liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 - Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar financial assets and financial liabilities.

Level 3 - Valuations for financial assets and financial liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such financial assets or financial liabilities.

See Note 20 for further information regarding fair value measurements.

Property and Equipment - Property and equipment are stated at cost; additions and major improvements are capitalized, while regular maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets.

Lives used for depreciation calculations are as follows:

Computers, equipment and software (years)	3 - 5
Furniture and fixtures (years)	3 - 5
Customer equipment (years)	3 - 10
Leasehold improvements	Lesser of useful life or remaining lease term

Leases - The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. The corresponding lease liabilities represent its obligation to make lease payments arising from the lease. The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less for any asset classes.

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

Offering Costs - Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. The total amount of the offering costs recognized as offset against additional paid-in capital on the consolidated balance sheet as of December 31, 2023 was $-0- and $67.3 million as of December 31, 2022, $53.9 million of which was paid in 2022 while the remaining $13.4 million was included in accrued expenses as of December 31, 2022 and settled during 2023. The subsequent settlements of offering costs resulted in a gain of $7.0 million in 2023 and $12.1 million in 2022, respectively, which were presented as a component of other expense on the consolidated statements of operations for the years ended December 31, 2023 and 2022.

Advertising - Advertising expenses are charged to earnings as incurred. The total advertising costs were $1.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs are included in sales and marketing expenses on the consolidated statements of operations.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill and intangible assets determined to have an indefinite useful life at acquisition are not amortized, but instead tested for impairment at least annually. Any intangible assets with estimated useful lives are amortized over their respective estimated useful lives to their residual values and reviewed for impairment in accordance with accounting standards. The customer and hauler relationship assets are being amortized on a straight-line basis over a period ranging from two to eight years.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. Based on the cumulative evidence obtained during the test, no impairment losses were recorded for the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets - Long-lived assets such as property and equipment, including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined there were no impairment charges during 2023 or 2022.

Debt Issuance Costs - Debt issuance costs related to term loans are capitalized and reported net of the current and noncurrent debt obligations. The Company amortizes debt issuance costs to interest expense on the term loan using the effective interest method over the life of the debt agreement. Debt issuance costs related to lines of credit are capitalized and reported as a prepaid asset and are amortized to interest expense on a straight-line basis over the life of the debt agreement.

Customer Acquisition Costs - The Company makes certain expenditures related to acquiring contracts for future services. These expenditures are capitalized and amortized in proportion to the expected future revenue from the customer, which in most cases results in straight-line amortization over the life of the customer. Amortization of these customer incentive costs is presented within amortization and depreciation on the consolidated statements of operations. No customer acquisition costs were capitalized during the years ended December 31, 2023 and 2022. Total amortization of these capitalized costs was $0.7 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.

Warrants - The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As of December 31, 2023, the Company has both liability-classified and equity-classified warrants outstanding. See Note 12 for further information.

Earn-out Liabilities - Pursuant to the Merger Agreement, (i) Blocked Unitholders (as defined in Note 5) immediately before the Closing received a right to receive a pro rata portion of 186,064 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 5) immediately before the Closing received a right to receive a pro rata portion of 1,112,605 Class B Units (as defined in Note 5) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”).

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

Noncontrolling Interest - Noncontrolling interest (“NCI”) represents the Company’s interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A Common Stock ownership of the Company.

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

Income Taxes - Rubicon Technologies, Inc. is a corporation and is subject to U.S. federal as well as state income taxes including the income or loss allocated from its investment in Rubicon Technologies Holdings, LLC. Rubicon Technologies Holdings, LLC is taxed as a partnership for which the taxable income or loss is allocated to its members. Certain of the Rubicon Technologies Holdings, LLC operating subsidiaries are considered taxable corporations for U.S. income tax purposes. Prior to the Mergers, Holdings LLC was not subject to U.S. Federal and certain state income taxes at the entity level.

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

See Note 21 for additional information on income taxes.

Tax Receivable Agreement Obligation - The Company and Holdings LLC entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with Rubicon Continuing Unitholders (as defined in Note 5) and Blocked Unitholders (as defined in Note 5) (together, the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to the TRA Holders 85% of certain of the Company’s realized (or in certain cases deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. The actual tax benefit, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of the Company’s Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the TRA; and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

Earnings (Loss) Per Share (“EPS”) - Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 19 for additional information on dilutive securities.

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

Derivative Financial Instruments - From time to time, the Company utilizes instruments which may contain embedded derivative instruments as part of the overall strategy. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. These derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities. Upfront cash payments received upon the issuance of derivative instruments are included within cash flows from financing activities, while the prepayments made upon the issuance of derivative instruments are included within cash flows from investing activities within the consolidated statements of cash flows.

Stock-Based Compensation - The Company measures fair value of employee stock-based compensation awards on the date of grant and uses the straight-line attribution method to recognize the related expense over the requisite service period, and accounts for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of the Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of the Class A Common Stock on the date of grant and remeasured to the market price of the Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statement of operations.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Note 2-Recent accounting pronouncements

Accounting pronouncements adopted during 2023

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. The Company adopted this ASU as of January 1, 2023. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3-Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its audited consolidated balance sheet as of December 31, 2023 and its audited consolidated statement of stockholders’ (deficit) equity for the year ended December 31, 2023, along with certain related notes to such restated consolidated financial statements.

The error resulting in the restatement is the result of a reassessment of noncontrolling interest in the consolidated balance sheet as of December 31, 2023 and consolidated statement of stockholders’ (deficit) equity for the year ended December 31, 2023. Upon further review, the Company determined a reclassification from noncontrolling interests to additional paid in capital should have been recorded on the consolidated balance sheet as of December 31, 2023 and consolidated statement of stockholders’(deficit) equity for the year ended December 31, 2023 upon the occurrence of an exchange of Class V Common Stock to Class A Common Stock during the quarter ended June 30, 2023. This error resulted in corrections to increase additional paid in capital and decrease noncontrolling interests on the Company’s consolidated balance sheet as of December 31, 2023 and consolidated statement of stockholders’(deficit) equity for the year ended December 31, 2023 by $94.3 million. These corrections did not change the Company’s assets, liabilities or total stockholders’ deficit on the consolidated balance sheets included in this Annual Report. Additionally, the corrections did not have any impact on the consolidated statements of operations or the consolidated statements of cash flows included in this Annual Report.

The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the period, indicated (in thousands):

Consolidated balance sheet as of December 31, 2023	As Reported	Adjustments	As Restated
Additional paid in capital	$127,716	$94,270	$221,986
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(267,804)	94,270	(172,814)
Noncontrolling interests	128,112	(94,270)	33,842

Consolidated statement of stockholders’ (deficit) equity for the year ended December 31, 2023	As Reported	Adjustments	As Restated
Exchange of Class V Common Stock to Class A Common Stock
Additional paid in capital	$-	$94,270	$94,270
Noncontrolling interests	-	(94,270)	(94,270)

Balance, December 31, 2023
Additional paid in capital	$127,716	$94,270	221,986
Noncontrolling interests	128,112	(94,270)	33,842

Note 4-Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated balance sheets as of June 30, 2023 and September 30, 2023 and its condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023.

The error resulting in the restatement is the result of a reassessment of noncontrolling interest in the condensed consolidated balance sheets as of June 30, 2023 and September 30, 2023 and condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023. Upon further review, the Company determined a reclassification from noncontrolling interests to additional paid in capital should have been recorded on the condensed consolidated balance sheets as of June 30, 2023 and September 30, 2023, and condensed consolidated statements of stockholders’(deficit) equity for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023 upon the occurrence of an exchange of Class V common stock to Class A common stock during the quarter ended June 30, 2023. This error resulted in corrections to increase additional paid in capital and decrease noncontrolling interests on the Company’s condensed consolidated balance sheets as of June 30, 2023 and September 30, 2023 and condensed consolidated statements of stockholders’(deficit) equity for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023 by $94.3 million. These corrections did not change the Company’s assets, liabilities or total stockholders’ deficit on the condensed consolidated balance sheets included in the Company’s Quarterly Report on Form 10-Q filed on August 11, 2023 (the “Q2 2023 Form 10-Q”) and the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023 (the “Q3 2023 Form 10-Q”). Additionally, the corrections did not have any impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows included in the Q2 2023 Form 10-Q and the Q3 2023 Form 10-Q.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated (in thousands):

Condensed consolidated balance sheets as of June 30, 2023	As Reported	Adjustments	As Restated
Additional paid in capital	$92,531	$94,270	$186,801
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(261,648)	94,270	(167,378)
Noncontrolling interests	132,810	(94,270)	38,540

Condensed consolidated statements of stockholders’ (deficit) equity for the three and six months ended June 30, 2023	As Reported	Adjustments	As Restated
Exchange of Class V Common Stock to Class A Common Stock
Additional paid in capital	$-	$94,270	$94,270
Noncontrolling interests	-	(94,270)	(94,270)

Balance, June 30, 2023
Additional paid in capital	$92,531	$94,270	186,801
Noncontrolling interests	132,810	(94,270)	38,540

Condensed consolidated balance sheet as of September 30, 2023	As Reported	Adjustments	As Restated
Additional paid in capital	$118,884	$94,270	$213,154
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(262,958)	94,270	(168,688)
Noncontrolling interests	130,291	(94,270)	36,021

Condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2023	As Reported	Adjustments	As Restated
Exchange of Class V Common Stock to Class A Common Stock
Additional paid in capital	$-	$94,270	$94,270
Noncontrolling interests	-	(94,270)	(94,270)

Balance, June 30, 2023
Additional paid in capital	$92,540	$94,270	186,810
Noncontrolling interests	132,810	(94,270)	38,540

Balance, September 30, 2023
Additional paid in capital	$118,884	$94,270	213,154
Noncontrolling interests	130,291	(94,270)	36,021

Note 5-Mergers

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

-

Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 885,327 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 14 for further information.

-

The Company (a) caused to be issued to certain investors 110,000 Class B Units pursuant to the Merger Agreement, (b) issued 20,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 20,000 shares of Class A Common Stock. See Note 13 for further information.

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

Note 6-Property and equipment

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

During 2023, the Company terminated an office lease agreement and entered into an amended agreement for another office lease agreement, which in total, contributed to a decrease of $1.6 million in computers, equipment and software, $1.6 million in furniture and fixtures, $2.3 million in leasehold improvements and $4.8 million in accumulated amortization and depreciation, resulting in a $0.7 million of loss on disposals, which was recognized in other expense on the accompanying consolidated statement of operations for the year ended December 31, 2023. See Note 10 for further information regarding these lease agreement termination and amendment.

Note 7-Debt

Revolving Credit Facilities

Revolving Credit Facility - On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60% (9.7% at December 31, 2022). On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, the Company amended the Revolving Credit Facility, which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan (as defined below) and (c) the maturity of the Subordinated Term Loan (as defined below) and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity was calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments was 0.70%. Interest and fees were payable monthly with principal due upon maturity. In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

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

June 2023 Revolving Credit Facility - On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of December 31, 2023). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

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

On December 5, 2023, the Company entered into an amendment to the June 2023 Revolving Credit Facility. The amendment temporally modified the calculation methodology of the borrowing base collateral, resulting in its increase by $5.0 million through January 15, 2024, which was subsequently extended to March 15, 2024 with an option to be further extended to June 15, 2024 as long as the Company meets certain conditions outlined in an amendment entered into on January 24, 2024 (see Note 25).

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

Term Loan Facilities

Term Loan - On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan was subsequently upsized to $60.0 million and bore an interest rate of LIBOR plus 9.5% (13.6% as of December 31, 2022) with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility.

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

In accordance with ASC 470-50, Debt - Modifications and Extinguishments, it was determined that the Term Loan amendments were considered a debt modification.

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the consolidated statements of operations.

Subordinated Term Loan - On December 22, 2021, the Company entered into a $20.0 million “Subordinated Term Loan” agreement secured by a third lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Subordinated Term Loan was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and 14% thereafter. Pursuant to the Subordinated Term Loan agreement, the Company entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”).

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

The maturity of the Subordinate Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024, which was subsequently extended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into amendments to the Subordinated Term Loan Warrants agreements (see Note 12 for further information regarding the Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement).

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity to the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15%, of which 11% is to be paid in cash and 4% is to be paid in kind by capitalizing such interest accrued to the principal each month in arrears. Any accrued, capitalized and uncapitalized paid-in-kind interest charges will be due and payable in cash at maturity. Concurrently, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements (see Note 12 for further information regarding the Subordinated Term Loan Warrants).

In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

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

Rodina Note - On February 2, 2023, the Company issued an unsecured promissory note with a certain entity affiliated with Andres Chico and Jose Miguel Enrich for a principal and purchase price of $3.0 million (the “Rodina Note”). The Rodina Note’s maturity date was July 1, 2024 and bore interest at 16.0% per annum which was to be paid in kind by capitalizing the amount of the interest accrued to the principal at the end of each calendar quarter. On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the loan conversion agreement, on June 20, 2023, the Company issued 940,243 shares of Class A Common Stock to the holder of the Rodina Note for its full and final settlement.

June 2023 Term Loan - On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind from September 2023 to December 2023. As of December 31, 2023, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying consolidated balance sheet as of December 31, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 12 for further information regarding the June 2023 Term Loan Warrants).

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

Convertible Debentures

YA Convertible Debentures - As part of the security purchase agreement (the “YA SPA”) (see Note 15), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million, and the principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The YA Convertible Debentures had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the YA Convertible Debentures were outstanding, the Yorkville Investor had option to covert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $2.00 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor was not permitted convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively. Amortization of deferred debt charges related to the YA Convertible Debentures was $1.3 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. $-0- of accrued and unpaid interest were recorded on the accompanying consolidated balance sheet as of December 31, 2023 and an insignificant amount was recorded in other long-term liabilities on the consolidated balance sheet as of December 31, 2022, respectively. During the year ended December 31, 2023, the Yorkville Investor converted $11.4 million of the principal and $0.3 million of the accrued interest of the YA Convertible Debentures to 4,048,601 shares of Class A Common Stock. The Company recorded $10.6 million from YA Investor’s conversions in loss on extinguishment of debt obligations on the accompanying consolidated statement of operations for the year ended December 31, 2023.

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

Insider Convertible Debentures - On December 16, 2022, the Company issued convertible debentures to certain members of the Company’s management team and board of directors, and certain other existing investors of the Company for a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “Insider Convertible Debentures”). The Insider Convertible Debentures had a maturity date of June 16, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Insider Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Insider Convertible Debentures they hold into shares of Class A Common Stock at a conversion price of $16.96 per share. Concurrent with the issuance of the Insider Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Insider Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Insider Convertible Debentures until the earlier of (i) June 16, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Insider Lock-Up Agreement”).

On June 2, 2023, the Company entered into an amendment to the Insider Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 11, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that the amendment was a debt modification.

On September 15, 2023, the Company entered into an amendment to the Insider Convertible Debentures held by three entities affiliated with Andres Chico and Jose Miguel Enrich. The amendment lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock. In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that the amendment was a debt extinguishment. Accordingly, as of the amendment date, the Company (i) derecognized the net carrying amount of these three Insider Convertible Debentures of $7.6 million and the remaining capitalized deferred debt charges of $0.6 million, (ii) recognized the three Insider Convertible Debentures at their fair value of $6.7 million and the debt discount of $1.5 million on consolidated balance sheet and (iii) recognized $0.9 million of loss on debt extinguishment on the consolidated statement of operations. Concurrently, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock (the “Rodina Warrant”) (See Note 12 for further information regarding the Rodina Warrant).

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

Third Party Convertible Debentures - On February 1, 2023, the Company issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”). The Third Party Convertible Debentures had a maturity date of August 1, 2024 and accrue interest at the rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Third Party Convertible Debentures are outstanding, each of the holders may convert all or part of the principal and accrued and unpaid interest of their Third Party Convertible Debentures they hold into shares of Class A Common Stock at a conversion price of $15.52 per share. Concurrent with the issuance of the Third Party Convertible Debentures, the Company entered into a lockup agreement with each of the holders of the Third Party Convertible Debentures, pursuant to which the holders agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from their exercise option to convert the Third Party Convertible Debentures until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the “Third Party Lock-Up Agreement”).

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through December 31, 2023 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying consolidated balance sheet as of December 31, 2023. The Company capitalized $0.1 million and $-0- of accrued interest to the principal of the Third Party Convertible Debentures during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was $0.1 million and $-0- for the years ended December 31, 2023 and 2022, respectively. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through December 31, 2023.

NZ Superfund Convertible Debentures - On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture had a maturity date of August 1, 2024 and accrued interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may convert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price of $15.52. Concurrent with the issuance of the NZ Superfund Convertible Debenture, the Company entered into a lockup agreement with the NZ Superfund, pursuant to which it agreed to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of Class A Common Stock the holders may receive from its exercise option to convert the NZ Superfund Convertible Debenture until the earlier of (i) August 1, 2024, and (ii) when the Yorkville Investor sells all shares of Class A Common Stock issued under the YA Convertible Debentures (the NZ Superfund Lock-Up Agreement).

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt - Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through December 31, 2023 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying consolidated balance sheet as of December 31, 2023. The Company capitalized $0.6 million and $-0- of accrued interest to the principal of the NZ Superfund Convertible Debenture during the years ended December 31, 2023 and 2022, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was $0.2 million and $-0- for the years ended December 31, 2023 and 2022, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through December 31, 2023.

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

Note 8-Accrued expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2023	2022
Accrued hauler expenses	$63,367	$44,773
Accrued compensation	4,577	43,054
Accrued income taxes	-	9
Accrued Mergers transaction expenses	-	13,433
FPA Settlement Liability (as defined in Note 14)	2,000	-
Other accrued expenses	7,057	6,733
Total accrued expenses	$77,001	$108,002

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

During the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026. As a result, the Company recognized related liabilities of $2.2 million in accrued expenses and $3.4 million in other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2023. See Note 22 for further information regarding this settlement.

Note 9-Goodwill and other intangibles

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

Note 10-Leases

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

Note 11-Stockholders’ equity (deficit)

Upon closing of the Mergers on August 15, 2022, as discussed in Note 5, the Company’s capital stock consisted of (i) shares of Class A Common Stock issued as a result of the automatic conversion of Founder Class A Shares on a one-for-one basis, (ii) shares of Class A Common Stock issued to the PIPE Investors, (iii) shares of Class A Common Stock issued to the Blocked Unitholders and (iv) shares of Class V Common Stock issued to the Rubicon Continuing Unitholders.

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

Note 12-Warrants

Public Warrants and Private Warrants - In connection with the Closing, on August 15, 2022, the Company assumed a total of 3,752,107 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $92.00 per share. Of these warrants, the 1,976,560 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 1,775,547 Private Warrants were originally issued in a private placement in connection with the IPO (Public Warrants and Private Warrants collectively, the “IPO Warrants”).

In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity, the Company concluded that the IPO Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

Rodina Warrant - On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of December 31, 2023.

Term Loan Warrants - Pursuant to the amended Term Loan agreement entered on October 15, 2021, the Company concurrently entered into warrant agreements and issued the Term Loan Warrants, which granted the lender the right to purchase up to 7,751 of Holdings LLC’s common units at the exercise price of $0.01 any time prior to the earlier of the tenth anniversary of the issuance date of October 15, 2021, and certain triggering events, including a sale of Holdings LLC, Holding LLC’s initial public offering and a merger between Holdings LLC and a special purpose acquisition company (“SPAC”), where the warrants are fully redeemed or exchanged. The Company determined that the Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Term Loan Warrants were converted into Class A Common Stock and Class V Common Stock and reclassified from liability to the stockholders’ deficit upon the consummation of the Mergers. The Company measured the fair value of the Term Loan Warrants as of the Closing Date, and recognized $1.8 million of warrant liabilities on the consolidated balance sheet. As of December 31, 2023 or 2022, there were no outstanding Term Loan Warrants. The Company recorded the $0.5 million change in the fair value of the Term Loan Warrants between January 1, 2022 and the Closing Date as a component of other expense on the consolidated statement of operations for the year ended December 31, 2022. The Term Loan Warrants had no impact to the consolidated statement of operations for the year ended December 31, 2023.

Subordinated Term Loan Warrants - Pursuant to the Subordinated Term Loan agreement entered into on December 22, 2021 (see Note 7), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive right to purchase up to the number of Class A Common Stock worth $2.0 million, at the exercise price of $0.08 any time after the maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided and no Subordinated Term Loan Warrant would be exercisable.

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

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets and were measured at their inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. On December 12, 2022, the outstanding Subordinated Term Loan Warrants in amount of $2.6 million were converted to 136,553 shares of Class A Common Stock and reclassified from liability to the stockholders’ (deficit) equity. On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. During the year ended December 31, 2023, the Additional Subordinated Term Loan Warrants in amount of $3.7 million were exercised and converted to 1,355,045 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. As of December 31, 2023 and 2022, no Subordinated Term Loan Warrants were outstanding. The Company recognized $0.1 million gain and $1.5 million loss from change in the fair value of the Subordinated Term Loan Warrants as a component of other expense on the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying consolidated balance sheet as of December 31, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are further described in Note 20. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

YA Warrant - On November 30, 2022, the Company issued a pre-funded warrant for a purchase price of $6.0 million which was paid by the Yorkville Investor upon issuance (the “YA Warrant”). The YA Warrant is exercisable into $20.0 million of shares of Class A Common Stock at exercise price of $0.0008 per share any time on or after the earlier of (i) August 30, 2023, and (ii) the date upon which all of the YA Convertible Debentures to be issued have been fully repaid by the Company or fully converted into shares of Class A Common Stock. On August 25, 2023 (the “Market Price Set Date”), the YA Convertible Debentures were converted into shares of Class A Common Stock for the full settlements, and the YA Warrant became exercisable at the conversion price of $4.52 per share. The conversion price is to be adjusted to the lowest of (a) the “3-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 3-month anniversary of the Market Price Set Date, or (b) the “6-month Reset Price”, which is the average of the daily VWAPs of Class A Common Stock per share during the three consecutive trading days immediately following the 6-month anniversary of the Market Price Set Date, in case (a) or (b) is lower than $4.52 per share. The 3-month Reset Price was set at $2.80 per share in November 2023 and the 6-month Reset Price was set at $0.76 per share in February 2024. The Company determined that the YA Warrant required liability classification pursuant to ASC 480 Distinguishing Liabilities from Equity. As such, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets and were measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. During the year ended December 31, 2023, the Company issued 499,975 shares of Class A Common Stock for partial exercise of the YA Warrant. During the year ended December 31, 2022, the outstanding YA Warrant was not exercisable. The Company measured the fair value of the YA Warrant as of its issuance date, December 31, 2022 and December 31, 2023, and recognized $20.0 million, $20.0 million and $18.6 million of warrant liability on the consolidated balance sheets, respectively. On the YA Warrant issuance date, the Company recorded $14.0 million loss, the difference between the purchase price and fair value of the YA Warrant, as a component of other expense on the consolidated statement of operations. The fair value of the YA Warrant did not change during the year ended December 31, 2022, while during the year ended December 31, 2023, the Company recorded $0.5 million gain as a component of other expense on the consolidated statement of operations as a result of the change in the fair value of the YA Warrant.

Advisor Warrant - Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 15), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.08 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the Advisor Warrant as of November 30, 2022 and December 31, 2022, and recognized $1.0 million and $0.9 million of warrant liability on the consolidated balance sheets, respectively, with the difference of $0.1 million of gain recorded as a component of other income on the consolidated statement of operations for the year ended December 31, 2022. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other expense on the accompanying consolidated statement of operations for the year ended December 31, 2023, and pursuant to ASC 815, the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date. Since the issuance through December 31, 2023, the Advisor Warrant was not exercised.

June 2023 Term Loan Warrants - Pursuant to the June 2023 Term Loan agreement entered on June 7, 2023 (see Note 7), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the holders the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of June 7, 2023), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the June 2023 Term Loan Warrants as of the issuance date of June 7, 2023 and December 31, 2023 and recognized $9.4 million and $7.9 million of warrant liability on the consolidated balance sheets, respectively, with the change in fair value of $1.5 million gain recognized as a component of other income (expense) on the accompanying consolidated statement of operations for the year ended December 31, 2023. Since the issuance through December 31, 2023, none of the June 2023 Term Loan Warrants were exercised.

Note 13-Equity Investment Agreement

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

Note 14-Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277,765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock - Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) has been included in accrued expenses on the accompanying consolidated balance sheets as of December 31, 2023 and other long-term liabilities as of December 31, 2022, respectively. In February 2024, the Company issued 1,656,727 shares of Class A Common Stock for the FPA Settlement Liability (the “FPA Settlement Shares”). Pursuant to the FPA Termination Agreement, the Company will make a cash payment to the FPA Sellers in the amount equal to difference between (a) $2.0 million and (b) the realized gross proceeds from the sales of the FPA Settlement Shares in case the FPA Sellers sells all of the FPA Settlement Shares in open market sales to their unaffiliated third parties before January 6, 2025 and the FPA Sellers realize gross proceeds of less than $2.0 million (the “FPA Termination Agreement Make-Whole Provision”). On March 15, 2024, the Company made a cash payment of $0.8 million for the settlement of the FPA Termination Agreement Make-Whole Provision.

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

Note 15-Yorkville Facilities

Standby Equity Purchase Agreement - On August 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with the Yorkville Investor, which was subsequently amended on November 30, 2022. Pursuant to the SEPA, the Company had the right to sell to the Yorkville Investor, from time to time, up to $200.0 million of shares of Class A Common Stock until the earlier of the 36-month anniversary of the SEPA, and the date on which the facility has been fully utilized, subject to certain limitations and conditions set forth in the SEPA, including the requirement that there be an effective registration statement registering such shares and limitations on the volume of shares that may be sold. Shares were to be sold to the Yorkville Investor at a price equal to 97% of the lowest daily VWAP of the Class A Common Stock during the three consecutive trading days immediately prior to any notice to sell such securities provided by the Company. The Yorkville Investor was not permitted to beneficially own greater than 9.99% of the outstanding shares of Class A Common Stock. Sales of Class A Common Stock to the Yorkville Investor under the SEPA, and the timing of any such sales, were at the Company’s option, and the Company was under no obligation to sell any securities to the Yorkville Investor under the SEPA. Pursuant to the SEPA, on August 31, 2022, the Company issued the Yorkville Investor 25,000 shares of Class A Common Stock, which represented an initial up-front commitment fee and was recognized in other income (expense) within the consolidated statements of operations. On August 18, 2023, the SEPA was terminated with no further obligations to the Company or the Yorkville Investor. The Company did not sell any shares of Class A Common Stock under the SEPA from the origination through the termination of the facility.

Securities Purchase Agreement -

On November 30, 2022, the Company entered into the YA SPA with the Yorkville Investor, where by the Company agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which were convertible into shares of Class A Common Stock (as converted, the “YA Conversion Shares”), and (ii) the YA Warrant, which is exercisable into $20.0 million of shares of Class A Common Stock. Upon execution of the YA SPA, the Company (i) issued and sold to the Yorkville Investor (a) the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a cash commitment fee in the amount of $2.0 million, with such amount being deducted from the proceed of the First YA Convertible Debenture, netting to $11.0 million in total proceeds. The Company issued the YA Warrant to utilize the proceed to fund the cost of the FPA Termination Agreement. See Note 7 for additional information regarding the First YA Convertible Debenture and Note 12 regarding the YA Warrant.

Pursuant to execution of the YA SPA, the Company made a $0.4 million payment in cash and committed to issue the Advisor Warrant for certain professional services provided by a third party professional service firm in connection with the issuance of the facilities. The Advisor Warrant was issued on January 16, 2023. See Note 12 for additional information regarding the Advisor Warrant. The cash payment and the Advisor Warrant were recognized as debt issuance cost upon execution of the YA SPA, YA Convertible Debentures and YA Warrant.

Pursuant to the YA SPA, the Yorkville Investor committed to purchasing a YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million upon the Company satisfying certain conditions, including, among others, the Company’s registration statement is declared effective by the SEC for the underlying securities of the First YA Convertible Debenture and YA Warrant. Accordingly, as of the YA SPA execution date, the Company recognized a commitment asset in the amount of $2.1 million, which was included in other noncurrent assets on the accompanying consolidated balance sheet as of December 31, 2022. The Second YA Convertible Debenture was issued and sold to the Yorkville Investor on February 3, 2023 and the commitment asset was reclassified to debt discount upon issuance of the Second YA Convertible Debenture. See Note 7 for additional information regarding the Second YA Convertible Debenture.

In accordance with ASC 815, the Company has determined that certain redemption feature within the YA Convertible Debentures was an embedded derivative. This derivative, referred to throughout as the “Redemption Feature Derivative” was recorded in derivative liabilities on the accompanying consolidated balance sheet as of December 31, 2022 and derecognized upon full settlement of the YA Convertible Debentures on August 25, 2023. The Company performed fair value measurements for this derivative as of the YA Convertible Debentures issuance dates, December 31, 2022 and August 25, 2023 which is described further in Note 20. The fair value of the Redemption Feature Derivative was remeasured each reporting period.

Note 16-Cantor Sales Agreement

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

Note 17-Equity-based compensation

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

As further described in Note 5, upon consummation of the Mergers, all incentive units granted under the 2014 Plan vested and converted into the Class V Common Stock and all phantom units granted under the 2014 Plan converted into RSUs and DSUs which will vest into shares of Class A Common Stock. The unrecognized compensation cost related to the 2014 Plan that was remaining at the Closing was recognized as expense upon consummation of the Mergers.

Incentive Units - Calculating incentive unit compensation expense required the input of highly subjective assumptions pertaining to the fair value of its units. The Company utilized an independent valuation specialist to assist with the Company’s determination of the fair value per unit. The methods used to determine the fair value per unit included discounted cash flow analysis, comparable public company analysis, and comparable acquisition analysis. In addition, the probability-weighted expected return method was used and multiple exit scenarios were considered. The assumptions used in calculating the fair value of incentive unit awards represented the Company’s best estimates, but these estimates involved inherent uncertainties and the application of management’s judgment. The Company estimated volatility based on a comparable market index and calculated the historical volatility for the index for a period of time that corresponded to the expected term of the incentive unit. The expected term was calculated based on the estimated time for which the incentive unit would be held by the awardee. The risk-free rate for periods within the contractual life of the incentive unit was based on the U.S. Treasury yield curve in effect at the time of the grant.

Management utilized the Black-Scholes-Merton option pricing model to determine the fair value of units issued. No incentive units were granted during the years ended December 31, 2023 and 2022 and no incentive unit was outstanding as of December 31, 2023 and 2022. Compensation expense for all incentive units awarded was recognized over the vesting term of the underlying options.

A summary of nonvested incentive units and changes during 2022 immediately prior to the consummation of the Mergers is as follows:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested - January 1, 2022	24,777	82.00
Granted	-	-
Vested	(22,964)	82.00
Forfeited/redeemed	(1,813)	82.00
Nonvested - August 15, 2022	-	$-

Phantom Units - Holdings LLC was authorized to issue phantom units to eligible employees under the terms of the Unit Appreciation Rights Plan. The Company estimated the fair value of the phantom units as of the end of each reporting period and expensed the vested fair market value of each award. During the years ended December 31, 2023 and 2022, the Company did not awarded any phantom units. Compensation cost recognized during the years ended December 31, 2023 and 2022 was $-0- million and $6.8 million, respectively. At the Closing of the Mergers, all vested and unvested phantom units were exchanged for 121,299 vested RSUs and 67,504 vested DSUs.

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

The following represents a summary of the Company’s RSU activity and related information from immediately after the consummation of the Mergers through December 31, 2023:

		Weighted Average
		Grant Date
	Units	Fair Value
Nonvested - August 15, 2022 (subsequent to the Mergers consummation)	-	$-
Granted	1,605,498	18.32
Vested	(1,397,781)	18.64
Forfeited/redeemed	(25,631)	15.84
Nonvested - December 31, 2022	182,086	$15.84
Granted	2,016,639	8.10
Vested	(1,632,141)	8.15
Forfeited/redeemed	(47,960)	15.13
Nonvested - December 31, 2023	518,625	$10.02

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

Note 18-Employee benefits plan

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

Note 19-Loss per share

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

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the year ended December 31, 2023 and period from August 15, 2022 (the Closing Date) to December 31, 2022 are as follows (amounts in thousands, except for share and per share amounts):

Numerator:
Net loss	$(77,579)	$(52,774)
Less: Net loss attributable to non-controlling interests	(20,635)	(22,621)
Net loss attributable to Rubicon Technologies, Inc. - Basic and diluted	$(56,944)	$(30,153)

Denominator:
Weighted average shares of Class A Common Stock outstanding - Basic and diluted	22,797,555	6,235,675

Net loss per share attributable to Class A Common Stock - Basic and diluted	$(2.50)	$(4.84)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, YA Warrant and Rodina Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

-	Exchangeable Class V Common Stock.

-

Potential settlements in Class A Common Stock of the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the FPA Settlement Liability, the Subordinated Term Loan Warrants Make-Whole Agreement and portion of fees for the PIPE Software Services Subscription (as defined in Note 22).

Note 20-Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of December 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,493)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,013)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(11,045)
Earn-out liabilities	-	-	(142)
Total	$-	$(26,493)	$(13,200)

	As of December 31, 2022
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(20,890)	$-
Redemption feature derivative	-	-	(826)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	-
Earn-out liabilities	-	-	(5,600)
Total	$-	$(20,890)	$(6,426)

Level 3 Rollfoward	Redemption Feature Derivative	Subordinated Term Loan Warrants Derivative	Term Loan Warrants Make-Whole Derivative	Earn-out liabilities	Warrant liabilities	Deferred compensation - phantom units
December 31, 2021 balances	$-	$-	$-	$-	$(1,380)	$(8,321)
Additions	(256)	-	-	(74,100)	-	-
Changes in fair value	(570)	-	-	68,500	(1,931)	(6,783)
Reclassified to equity	-	-	-	-	3,311	15,104
December 31, 2022 balances	(826)	-	-	(5,600)	-	-
Additions	(474)	(12,264)	-	-	-	-
Changes in fair value	172	(2,456)	(2,013)	5,458	-	-
Reclassified to level 2	-	3,675	-	-	-	-
Reclassified to equity	1,128	-	-	-	-	-
December 31, 2023 balances	$-	$(11,045)	$(2,013)	$(142)	$-	$-

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities - The warrant liabilities were classified to level 2 as of December 31, 2023 and 2022. The outstanding warrants which were classified as warrant liabilities as of December 31, 2023 were the YA Warrant and the June 2023 Term Loan Warrants. In addition to the YA Warrant, as of December 31, 2022, the Advisor Warrants were classified as warrant liabilities as their terms were not determined at that time. The Advisor Warrants were reclassified to stockholders’ (deficit) equity on January 16, 2023. The sole underlying security of the outstanding warrant liabilities as of December 31, 2023 and 2022 was Class A Common Stock, which is an observable input, however the values of the warrants themselves were not directly or indirectly observable. The fair values of the warrant liabilities were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of December 31, 2023 and 2022 were minimal ($0.08 per Class A Common Stock share for the Advisor Warrants and the June 2023 Term Loan Warrants and $0.0008 per Class A Common Stock share for the YA Warrant) and did not have significant impact to the fair value measurements of these warrants. See Note 12 for further information regarding the warrant liabilities.

Redemption feature derivative - The redemption feature derivative’s fair value was estimated using a single factor binomial lattice model (the “Lattice Model”). The Lattice Model estimates fair value based on changes in the price of the underlying equity over time. It assumes that the stock price can only go up or down at each point in time, and it considers the likelihood of each outcome using a risk-neutral probability framework.

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

Additional Subordinated Term Loan Warrants Derivative - The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of December 31, 2023. As of December 31, 2023, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative as of the execution dates of the first (November 18, 2022), second (March 22, 2023) and third amendments (June 7, 2023) to the Subordinated Term Loan Warrants agreements, and at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Subordinated Term Loan Warrants Make-Whole Derivative - The Subordinated Term Loan Warrants Make-Whole Derivative’s fair value was estimated using Black Scholes Merton model. The value the Subordinated Term Loan Warrants Make-Whole Agreement is primarily based on the make-whole provision amount between (a) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s exercise of the Subordinated Term Loan Warrants on December 12, 2022 multiplied by the number of the December 2022 Warrant Shares and (b) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s sale of the December 2022 Warrant Shares multiplied by the number of the December 2022 Warrant Shares sold by the lender.

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

Earn-out liabilities - For the contingent consideration related to the Earn-Out Interests, the fair value was estimated using a Monte-Carlo Simulation in which the fair value was based on the simulated stock price of the Company over the maturity date of the contingent consideration. The key inputs used in the determination of the fair value included current stock price, expected volatility, and expected term.

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

Note 21-Income taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities follow (in thousands):

	As of
	December 31,
	2023	2022
Deferred tax assets:
Allowance for doubtful accounts	$100	$66
Accruals and reserves	266	-
Depreciation	-	14
Interest expense limitation	9,576	1,922
Investment in partnership	93,624	2,548
Lease liability	79	153
Net operating losses	41,957	26,852
Total deferred tax assets before valuation allowance	145,602	31,555
Less: valuation allowance	(143,458)	(29,164)
Total deferred tax assets after valuation allowance	$2,144	$2,391
Deferred tax liabilities:
Right of use asset	$(73)	$(142)
Depreciation	(63)	$-
Intangible assets	(974)	(1,351)
Goodwill	(1,231)	(1,115)
Total deferred tax liabilities	$(2,341)	$(2,608)
Net deferred tax liabilities	$(197)	$(217)

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 31,
	2023	2022
Current:
Federal	$-	$-
State	15	37
Foreign	2	-
Total current	17	37
Deferred:
Federal	(19)	101
State	(1)	(62)
Foreign	-	-
Total deferred	(20)	39
Total income tax expense (benefit)	$(3)	$76

The reconciliation between the federal statutory rate and the effective income tax rate is as follows:

	December 31,
	2023	2022
Statutory U.S. federal tax rate	21.00%	21.00%
Less: rate attributable to noncontrolling interest	(6.07)%	(17.52)%
State income taxes (net of federal benefit)	3.78%	0.17%
Permanent differences	(3.43)%	(2.71)%
Effective rate change	(0.05)%	0.01%
Increase in valuation allowance	(23.54)%	(0.96)%
True-up of deferred items	8.35%	0.00%
Other	(0.04)%	(0.02)%
Effective income tax rate	(0.00)%	(0.03)%

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

Note 22-Commitments and contingencies

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

Software services subscription

The Company entered into a software services subscription agreement with a certain PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023 and September 30, 2023. The term of the amended agreement is through December 31, 2024. As of December 31, 2023, $18.8 million will become due in the next 12 months through October 2024. Pursuant to the amended agreement, the Company settled the $9.4 million subscription fee for the service period between January 1, 2023 and December 31, 2023 in Class A Common Stock. Additionally, the amended agreement provides the Company with the option, in its sole discretion, to settle the $11.3 million subscription fees which are scheduled to become due between January 2024 and June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each such future payment the Company makes in Class A Common Stock, with exception of the payment on October 2, 2023, the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor.

Management Rollover Settlement

As further described in Note 8, during the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $3.0 million is coming due in the next 12 months of December 31, 2023 and $4.1 million thereafter.

Note 23-Related party transactions

Convertible debentures - On December 16, 2022, the Company issued the Insider Convertible Debentures, which were subsequently amended, and entered into the Insider Lock-Up Agreement with certain members of the Company’s management team and board of directors, and certain other existing investors of the Company.

On February 1, 2023, the Company issued the NZ Superfund Convertible Debenture, which was subsequently amended, and entered into the NZ Superfund Lock-Up Agreement with NZ Superfund.

See Note 7 for further information regarding these transactions.

Chico PIPE Agreements - On March 16, 2023, the Company entered into subscription agreements (the “Chico PIPE Agreements”) with Jose Miguel Enrich, Andres Chico and Felipe Chico Hernandez pursuant to which the Company issued 152,778 shares of Class A Common Stock in exchange for the total purchase price of $1.1 million.

March 2023 Financing Commitment - On March 20, 2023, the Company entered into a financing commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity or a third party entity designated by the entity intends to provide $15.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company (the “March 2023 Financing Commitment”). Any debt issued pursuant to the March 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the March 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the March 2023 Financing Commitment was reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives through December 31, 2023. Pursuant to the March 2023 Financing Commitment, the Company entered into the May 2023 Equity Agreements (see below) and the March 2023 Financing Commitment amount was reduced to $0.

Rodina Note Conversion Agreement - On May 19, 2023, the Company entered into a loan conversion agreement to convert the principal and accrued interest of the Rodina Note to Class A Common Stock. Pursuant to the agreement, in June 2023, the Company issued Class A Common Stock to the lender of the Rodina Note for a full and final settlement of the Rodina Note. See Note 7 for further information regarding the loan conversion agreement.

May 2023 Financing Commitment - On May 20, 2023, the Company entered into the May 2023 Financing Commitment with a certain entity affiliated with Andres Chico and Jose Miguel Enrich whereby the entity, or a third party entity designated by the entity, intends to provide $25.0 million of financing to the Company through the issuance by the Company of debt and/or equity securities including, without limitation, shares of capital stock, securities convertible into or exchangeable for shares of capital stock, warrants, options, or other rights for the purchase or acquisition of such shares and other ownership or profit interests of the Company. Any debt issued pursuant to the May 2023 Financing Commitment would have a term of at least 12 months and any equity or equity linked securities issued under the May 2023 Financing Commitment would have a fixed price such that no other shareholder or other exchange approvals would be required. The amount the entity agreed to contribute under the May 2023 Financing Commitment was reduced on a dollar-for-dollar basis by the amount of any other capital the Company receives outside of the May 2023 Equity Agreements through December 31, 2023. The May 2023 Financing Commitment amount was reduced to $0 in conjunction with the executions of the June 2023 Revolving Credit Facility agreement and the June 2023 Term Loan agreement.

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

Rodina Warrant - On September 15, 2023, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock. See Note 12 for further information regarding the Rodina Warrant.

September 2023 Rodina Letter of Credit - On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued a standby letter of credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on behalf of the Company, which increased the Company’s borrowing capacity under the facility by $15.0 million. The expiration date of this September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. See Note 7 for further information regarding the September 2023 Rodina Letter of Credit.

Note 24-Concentrations

During the year ended December 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenues at approximately 20% of the total revenues, while during the year ended December 31, 2022, there were two such customers together accounted for 26% of the Company’s total revenues. As of December 31, 2023 and 2022, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 56% and 38% of the total accounts receivable and contract assets, respectively.

Note 25-Subsequent events

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

On January 24, 2024, the Company entered into a sponsor equity capital contribution agreement with a certain entity affiliated with Andres Chico and Jose Miguel Enrich (the “Sponsor”), pursuant to which the Sponsor agreed to contribute the lesser of (i) $5.0 million or (b) the amount necessary to cause the Company’s available funds to be $16.0 million through June 15, 2024. If the Sponsor makes any contributions pursuant to the sponsor equity capital contribution agreement, the Company will issue a number of Class A Common Stock shares at similar value to the Sponsor’s contribution in exchange.

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

On March 22, 2024, a lawsuit was filed against the Company by Cass Information Systems, Inc. (“Cass”) in the Circuit Court of St. Louis County, Missouri (Cass Information Systems, Inc. v. Rubicon Technologies, Inc.) alleging the Company’s nonpayment of reimbursements of vendor invoices prepaid by Cass and certain fees for Cass’ services. The Company subsequently filed a response by disputing Cass’ allegation.

Subsequent to December 31, 2023, the Company issued 5,102,965 shares of Class A Common Stock to the Yorkville Investor for its partial exercises of the YA Warrant.

On May 7, 2024, the Company entered into an agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich to sell its software-as-a-service business (the “SaaS Business”) for a purchase price of $68.2 million and closed the transaction. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieves a certain annual recurring revenue target on or prior to December 31, 2024.

On May 7, 2024, the Company entered into a Securities Purchase Agreement (the “Rodina SPA”) with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, the Company issued and sold 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million. The Preferred Stock is entitled to receive, whether or not declared, dividends at the rate of 8.0% per annum of the stated value per share of the Preferred Stock. On the second anniversary of the closing date and each anniversary thereafter, the dividend rate on the Preferred Stock will increase by 1.0% per annum, up to a maximum dividend rate not to exceed 11.0% per annum. Each holder of the Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into shares of Class A Common Stock. The conversion price is $0.35 per share. As the issuance, the Preferred Stock was convertible into 57,142,857 shares of Class A Common Stock. The Preferred Stock will rank senior to Class A Common Stock and any other capital stock of Rubicon, with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Preferred Stock will vote on an as-converted basis with Class A and Class V Common Stock. The issuance of the Rodina SPA met change in control provisions in the Company’s certain agreements. The Company is currently evaluating any potential impact this matter may have. In relation to this matter, the Company received waivers from the lenders of the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan.

On May 7, 2024, the Company entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) the Company agreed to make a partial prepayment of $11.4 million upon close of the sale of SaaS Business sale. Concurrently, the Company executed a side letter with the lender of the June 2023 Revolving Credit Facility, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company's assets or a merger. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Revolving Credit Facility will become due in full within ten months of May 7, 2024.

On May 7, 2024, the Company entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, the lender consented to the sale of SaaS Business and (ii) the Company agreed to make a partial prepayment of $45.6 million upon close of the SaaS Business sale. Concurrently, the Company executed a side letter with the lender of the June 2023 Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company's assets or a merger. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Term Loan will become due in full within ten months of May 7, 2024.

On May 7, 2024, the Company entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, the lender consented to the sale of the SaaS Business. Concurrently, the Company executed a side letter with the lender of the Subordinated Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s assets or a merger. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the Subordinated Term Loan will become due in full within ten months of May 7, 2024.