Form 10-Q
period 2024-03-31
Rubicon Technologies, Inc.
filed 2024-05-20
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, 54,761,991 shares of Class A Common Stock, par value $0.0001 per share, and 1,074,899 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$13,846	$18,695
Accounts receivable, net	52,049	62,930
Contract assets, net	59,574	75,567
Prepaid expenses	20,172	13,197
Current assets of discontinued operations	6,338	5,257
Other current assets	3,915	3,742
Total Current Assets	155,894	179,388

Property and equipment, net	525	632
Operating right-of-use assets	331	567
Other noncurrent assets	1,912	2,114
Goodwill	19,872	19,872
Intangible assets, net	6,472	7,111
Noncurrent assets of discontinued operations	13,321	13,603
Total Assets	$198,327	$223,287

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$75,799	$65,465
Line of credit	71,978	71,121
Accrued expenses	55,260	76,645
Contract liabilities	1,415	1,499
Operating lease liabilities, current	398	725
Warrant liabilities	2,697	26,493
Derivative liabilities	10,349	9,375
Current liabilities of discontinued operations	8,117	6,216
Total Current Liabilities	226,013	257,539

Long-Term Liabilities:
Deferred income taxes	202	197
Debt obligations, net of deferred debt charges	85,621	81,001
Related-party debt obligations, net of deferred debt charges	16,824	16,302
Derivative liabilities	1,564	3,683
Earn-out liabilities	31	142
Other long-term liabilities	3,015	3,395
Total Long-Term Liabilities	107,257	104,720
Total Liabilities	333,270	362,259

Commitments and Contingencies (Note 16)

Stockholders’ (Deficit) Equity:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 52,406,059 and 39,643,584 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	4
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 1,074,899 and 4,425,388 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	267,772	221,986
Accumulated deficit	(410,475)	(394,804)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(142,698)	(172,814)
Noncontrolling interests	7,755	33,842
Total Stockholders’ Deficit	(134,943)	(138,972)
Total Liabilities and Stockholders’ (Deficit) Equity	$198,327	$223,287

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Service	$147,252	$164,324
Recyclable commodity	15,810	14,733
Total revenue	163,062	179,057

Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	140,347	157,514
Recyclable commodity	14,055	13,187
Total cost of revenue (exclusive of amortization and depreciation)	154,402	170,701
Sales and marketing	1,688	2,445
Product development	6,625	7,441
General and administrative	13,086	18,188
Gain on settlement of incentive compensation	-	(18,622)
Amortization and depreciation	931	1,113
Total Costs and Expenses	176,732	181,266
Loss from Operations	(13,670)	(2,209)

Other Income (Expense):
Interest earned	32	1
Gain (loss) on change in fair value of warrant liabilities	10,577	(55)
Gain on change in fair value of earnout liabilities	111	4,820
Loss on change in fair value of derivatives	(1,299)	(2,198)
Gain on service fee settlements in connection with the Mergers	-	632
Loss on extinguishment of debt obligations	-	(2,103)
Interest expense	(10,750)	(7,176)
Related party interest expense	(522)	(593)
Other expense	(951)	(421)
Total other income (expense)	(2,802)	(7,093)
Loss from continuing operations before income taxes	(16,472)	(9,302)

Income tax expense	12	16
Net loss from continuing operations	(16,484)	(9,318)
Discontinued operations:
Loss from discontinued operations before income taxes	(669)	(133)
Income tax expense	-	-
Net loss from discontinued operations	(669)	(133)
Net loss	$(17,153)	$(9,451)
Net loss from continuing operations attributable to noncontrolling interests	(1,437)	(6,234)
Net loss from continuing operations attributable to Class A common stockholders	$(15,047)	$(3,084)
Net loss from discontinued operations attributable to noncontrolling interests	(45)	(88)
Net loss from discontinued operations attributable to Class A common stockholders	$(624)	$(45)

Net loss from continuing operations per Class A Common share – basic and diluted	$(0.33)	$(0.41)
Net loss from discontinued operations per Class A Common share – basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	46,068,599	7,427,116

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except shares and units data)

	Common Stock –		Common Stock –				Additional		Non
	Class A		Class V		Preferred Stock		Paid-in	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2023	39,643,584	$4	4,425,388	$-	-	$-	$221,986	$(394,804)	$33,842	$(138,972)

Equity-based compensation	-	-	-	-	-	-	563	-	-	563

Issuance of common stock for services rendered	2,246,182	-	-	-	-	-	3,750	-	-	3,750

RSU Settlement	(32,446)	-	-	-	-	-	-	-	-	-

Issuance of common stock for the FPA Termination Agreement Settlement	1,656,727	-	-	-	-	-	2,000	-	-	2,000

Exchange of Class V Common Stock to Class A Common Stock	3,350,489	-	(3,350,489)	-	-	-	24,605	-	(24,605)	-

Exercise and conversion of liability classified warrants	3,831,232	1	-	-	-	-	4,023	-	-	4,024

Reclassification of liability classified warrants to equity	-	-	-	-	-	-	10,845	-	-	10,845

Exercise and conversion of equity classified warrants	1,710,291	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(15,671)	(1,482)	(17,153)

Balance, March 31, 2024	52,406,059	$5	1,074,899	$-	-	$-	$267,772	$(410,475)	$7,755	$(134,943)

	Common Stock –		Common Stock –				Additional		Non
	Class A		Class V		Preferred Stock		Paid-in	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	6,985,869	$1	14,432,992	$1	-	$-	$34,659	$(337,860)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	9,302	-	-	9,302

Issuance of common stock for services rendered	1,164,757	-	-	-	-	-	10,245	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	463,961	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	356,246	-	-	-	-	-	3,130	-	-	3,130

Proceeds from issuance of common stock	152,778	-	-	-	-	-	1,100	-	-	1,100

Net loss	-	-	-	-	-	-	-	(3,129)	(6,322)	(9,451)

Balance, March 31, 2023	9,123,611	$1	14,432,992	$1	-	$-	$58,314	$(340,989)	$142,425	$(140,248)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,153)	$(9,451)
Net loss from discontinued operations	669	133
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	-	5
Amortization and depreciation	931	1,113
Amortization of deferred debt charges	3,808	1,237
Amortization of related party deferred debt charges	132	265
Paid-in-kind interest capitalized to principal of debt obligations	961	1,014
Paid-in-kind interest capitalized to principal of related party debt obligations	390	328
Allowances for accounts receivables and contract assets	598	745
(Gain) Loss on change in fair value of warrant liabilities	(10,577)	55
Loss on change in fair value of derivatives	1,299	2,198
Gain on change in fair value of earn-out liabilities	(111)	(4,820)
Loss on extinguishment of debt obligations	-	2,103
Equity-based compensation	563	9,302
Settlement of accrued incentive compensation	-	(26,826)
Service fees settled in common stock	3,750	3,808
Gain on service fee settlement in connection with the Mergers	-	(632)
Deferred income taxes	5	12
Change in operating assets and liabilities:
Accounts receivable	10,284	(2,161)
Contract assets	15,994	2,076
Prepaid expenses	(7,123)	235
Other current assets	(202)	(426)
Operating right-of-use assets	235	304
Other noncurrent assets	71	(120)
Accounts payable	9,541	7,061
Accrued expenses	(19,383)	875
Contract liabilities	(84)	(272)
Operating lease liabilities	(327)	(454)
Other liabilities	(383)	180
Net cash flows from operating activities – continuing operations	(6,112)	(12,113)
Net cash flows from operating activities – discontinued operations	432	(303)
Net cash flows from operating activities	(5,680)	(12,416)
Cash flows from investing activities:
Property and equipment purchases	(26)	(325)
Net cash flows from investing activities	(26)	(325)

Cash flows from financing activities:
Net borrowings on Revolving Credit Facility	-	201
Net borrowings on June 2023 Revolving Credit Facility	857	-
Proceeds from debt obligations	-	11,226
Repayments of debt obligations	-	(11,500)
Proceeds from related party debt obligations	-	14,520
Financing costs paid	-	(1,275)
Proceeds from issuance of common stock	-	1,100
RSUs withheld to pay taxes	-	(1,067)
Net cash flows from financing activities	857	13,205

Net change in cash and cash equivalents	(4,849)	464
Cash and cash equivalents, beginning of period	18,695	10,079
Cash and cash equivalents, end of period	$13,846	$10,543
Less: cash and cash equivalents of discontinued operations	$-	$-
Cash and cash equivalents of discontinued operations at end of period	$13,846	$10,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,393	$3,648

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liability for common stock	$4,219	$-
Reclassification of liability classified warrants to equity	$10,845	$-
Settlement of the FPA Termination Agreement in common stock	$2,000	$-
Issuance of common stock for services rendered	3,750
Fair value of derivatives issued as debt discount	$-	$475
Fair value of derivatives issued as debt issuance cost	$-	$2,887
Conversions of debt obligations to common stock	$-	$2,250
Equity issuance costs settled with common stock	$-	$7,069
Loan commitment asset reclassed to deferred debt discount	$-	$2,062

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

In connection with the Mergers, the Company was reorganized into an Up-C structure, in which substantially all of the assets and business of the Company are held by Rubicon Technologies Holdings, LLC (“Holdings LLC”) and continue to operate through Rubicon Technologies Holdings, LLC and its subsidiaries, and Rubicon Technologies, Inc.’s material assets are the equity interests of Rubicon Technologies Holdings, LLC indirectly held by it. Pursuant to the Merger Agreement, the Mergers were accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) (the “Reverse Recapitalization”). Under this method of accounting, Founder was treated as the acquired company and Holdings LLC was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Holdings LLC issuing stock for the net assets of Founder, accompanied by a recapitalization. Thus, the accompanying condensed consolidated financial statements reflect (i) the historical operating results of Holdings LLC prior to the Mergers; (ii) the results of Rubicon Technologies, Inc. following the Mergers; and (iii) the acquired assets and liabilities of Founder stated at historical cost, with no goodwill or other intangible assets recorded. See Note 3 for additional information regarding Mergers

During the first quarter of 2024, the Company’s Board of Directors ("Board") approved a plan to sell the Software-as-a-Service business (the “SaaS Business”). On May 7, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) and sold the SaaS Business. As a result, the financial results of the SaaS Business were reflected in the accompanying condensed consolidated statements of operations, retrospectively, as discontinued operations beginning on January 1, 2023; and the related assets and liabilities associated with the discontinued operations in the accompanying condensed consolidated balance sheets are classified, retrospectively, as discontinued operations as of December 31, 2023. See Note 4 for additional information.

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s condensed consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

Liquidity and going concern consideration – For the three months ended March 31, 2024, and in each fiscal period since the Company’s inception, it has incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of March 31, 2024.

As of March 31, 2024, cash and cash equivalents totaled $13.8 million, accounts receivable totaled $52.0 million and unbilled accounts receivable totaled $60.0 million. Availability under the June 2023 Revolving Credit Facility (as defined in Note 6), which provided the ability to borrow up to $90.0 million, was $-0-, while the June 2023 Revolving Credit Facility is scheduled to mature on March 9, 2025. Pursuant to the Cantor Sales Agreement, the Company may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price the Company requests to deliver additional liquidity to the Company.

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

To address liquidity needs, the Company has been working to execute various initiatives to modify its operations to reduce spending and improve cash flow. Initiatives the Company has undertaken in recent periods include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Additionally, on May 7, 2024, the Company completed the sale of its SaaS Business and entered into the Rodina SPA (as defined in Note 20) which provided the Company with additional cash (see Note 3 and Note 20 for further information).

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of March 31, 2024 and December 31, 2023 was insignificant.

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

Accounts Receivable and Contract Balances – Accounts receivable consist of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of March 31, 2024 and December 31, 2023, the allowances for accounts receivable and contract assets were $3.2 million and $2.7 million, respectively.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of March 31, 2024 and December 31, 2023, the Company’s continuing operations had unbilled receivables of $59.6 million and $75.6 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the three months ended March 31, 2024, the Company invoiced its customers $70.1 million pertaining to contract assets for services delivered prior to December 31, 2023. As further described in Note 4, $0.6 million and $1.1 million of contract assets were classified to current assets of discontinued operations on the accompanying condensed balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance monthly basis. As of March 31, 2024 and December 31, 2023, the Company’s continuing operations had deferred revenue balances of $1.4 million and $1.5 million, respectively. During the three months ended March 31, 2024, the Company recognized $1.5 million of revenue that was included in the contract liabilities balance as of December 31, 2023. As further described in Note 4, $7.2 million and $5.9 million of contract liabilities were classified to current liabilities held for sale on the accompanying condensed balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

Fair Value Measurements – In accordance with U.S. GAAP, the Company groups its financial assets and financial liabilities at fair value in three levels, based on the markets in which the financial assets and financial liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

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

See Note 16 for further information regarding fair value measurements.

Offering Costs – Offering costs, consisting of legal, accounting, printer, filing and advisory fees related to the Mergers, were deferred and offset against proceeds from the Mergers and additional paid-in capital upon consummation of the Mergers. Deferred offering costs capitalized as of March 31, 2024 and December 31, 2023 were $-0-. The total amount of the offering costs recognized as offset against additional paid-in capital at the Closing was $67.3 million, which were settled subsequently, resulting in a gain of $0.6 million which is recognized as component of other income (expense) on accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. No such settlement occurred during the three months ended March 31, 2024.

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

As of March 31, 2024, the Company has both liability-classified and equity-classified warrants outstanding. See Note 10 for further information.

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

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ (deficit) equity on the consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the Earn-Out Interests had a fair value of $-0- million and $0.1 million, respectively, with the changes in the fair value of $0.1 million recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 6.8% and 66.1% of Holdings LLC’s net loss during the three months ended March 31, 2024 and 2023 was allocated to noncontrolling interests (“NCI”), respectively.

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of March 31, 2024 or December 31, 2023, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense was $-0- million and $-0- million for the three months ended March 31, 2024 and 2023, respectively, with an effective tax rate of (0.1)% and (0.2)%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to loss attributable to noncontrolling interest and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities, warrant liabilities and derivatives, and changes in the deferred tax valuation allowance.

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of March 31, 2024 or December 31, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in future periods.

Earnings (Loss) Per Share (“EPS”) – Basic income (loss) per share is computed by dividing net income (loss) attributable to Rubicon Technologies, Inc. by the weighted-average number of shares of Class A Common Stock outstanding during the period.

Diluted income (loss) per share is computed giving effect to all potential weighted-average dilutive shares for the period. The dilutive effect of outstanding awards or financial instruments, if any, is reflected in diluted income (loss) per share by application of the treasury stock method or if converted method, as applicable. Stock awards are excluded from the calculation of diluted EPS in the event they are antidilutive or subject to performance conditions for which the necessary conditions have not been satisfied by the end of the reporting period. See Note 15 for additional information on dilutive securities.

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

Stock-Based Compensation – The Company measures fair value of employee stock-based compensation awards on the date of grant and uses the straight-line attribution method to recognize the related expense over the requisite service period, and accounts for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of Class A Common Stock on the date of grant and remeasured to the market price of Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the consolidated statements of operations.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Note 2—Recent accounting pronouncements

Accounting pronouncements issued, but not adopted as of March 31, 2024

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements.

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

Note 3—Mergers

As further discussed in Note 1, on August 15, 2022, the Mergers were consummated pursuant to the Merger Agreement. In connection with the Closing, the following occurred in addition to the disclosures in Note 1:

-	(a) Each then-issued and outstanding Class A ordinary share, par value $0.0001 per share, of Founder (“Founder Class A Shares”) automatically converted into one share of Class A Common Stock, (b) each then-issued and outstanding Class B ordinary share, par value $0.0001 per share, of Founder (“Founder Class B Shares” and, together with Founder Class A Shares, “Founder Ordinary Shares”), converted into one share of Class A Common Stock, pursuant to the Sponsor Agreement, dated December 15, 2021, by and among Founder, Founder SPAC Sponsor LLC (“Sponsor”), Holdings LLC, and certain insiders of Founder, (c) each then-issued and outstanding public warrant of Founder, each representing a right to acquire one Founder Class A Share for $92.00 (a “Founder Public Warrant”), converted automatically, on a one-for-one basis, into a public warrant of the Company (a “Public Warrant”) that represents a right to acquire one share of Class A Common Stock for $92.00 pursuant to the Warrant Agreement, dated October 14, 2021, by and between Founder and Continental Stock Transfer and Trust Company (as amended, the “Warrant Agreement”), (d) each then-issued and outstanding private placement warrant of Founder, each representing a right to acquire one Founder Class A Share for $92.00 (a “Founder Private Placement Warrant”), converted automatically, on a one-for-one basis, into a private placement warrant of the Company (the “Private Warrant” and together with the Public Warrants, the “IPO Warrants”) that represents a right to acquire one share of Class A Common Stock for $92.00 pursuant to the Warrant Agreement, and (e) each then-issued and outstanding unit of Founder, each representing a Founder Class A Share and one-half of a Founder Public Warrant (a “Founder Unit”), that had not been previously separated into the underlying Founder Class A Share and one-half of one Founder Public Warrant upon the request of the holder thereof, was separated and automatically converted into one share of Class A Common Stock and one-half of one Public Warrant. No fractional Public Warrants were issued upon separation of the Founder Units.

-	The Company was issued Class A Units in Holdings LLC (“Class A Units”) and all preferred units, common units, and incentive units of Holdings LLC (including such convertible instruments, the “Rubicon Interests”) outstanding were automatically recapitalized into Class A Units and Class B Units of Holdings LLC (“Class B Units”), as authorized by the Eighth Amended and Restated Limited Liability Company Agreement of Holdings LLC (“A&R LLCA”) that was adopted on the Closing Date. On the Closing Date, (a) holders of the Rubicon Interests immediately before the Closing, other than Boom Clover Business Limited, NZSF Frontier Investments Inc., and PLC Blocker A LLC (collectively, the “Blocked Unitholders”), were issued Class B Units (the “Rubicon Continuing Unitholders”), (b) the Rubicon Continuing Unitholders were issued a number of shares of Class V Common Stock equal to the number of Class B Units issued to the Rubicon Continuing Unitholders, (c) the Blocked Unitholders were issued shares of Class A Common Stock, and (d) following the adoption of the equity incentive award plan of Rubicon adopted at the Closing (the “2022 Plan”) and the effectiveness of a registration statement on Form S-8 filed on October 19, 2022, holders of phantom units of Holdings LLC immediately prior to the Closing (“Rubicon Phantom Unitholders”) and those current and former directors, officers and employees of Holdings LLC entitled to certain cash bonuses (the “Rubicon Management Rollover Holders”) are to receive restricted stock units (“RSUs”) and deferred stock units (“DSUs”), and such RSUs and DSUs will vest into shares of Class A Common Stock. In addition to the securities issuable at the Closing and the RSUs and DSUs, certain of the Rubicon Management Rollover Holders received one-time cash payments (the “Cash Transaction Bonuses”). In addition, pursuant to the Merger Agreement, (i) the Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Class A Shares and (ii) the Rubicon Continuing Unitholders immediately before the Closing received a right to receive a pro rata portion of the Earn-Out Units and an equivalent number of shares of Class V Common Stock, in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing, as discussed in greater detail in Note 1.

-	Certain investors (the “PIPE Investors”) purchased, and the Company sold to such PIPE Investors an aggregate of 1,512,500 shares of Class A Common Stock at a price of $80.00 per share pursuant to and as set forth in the subscription agreements against payment by such PIPE Investors of the respective amounts set forth therein.

-	Certain investors (the “FPA Sellers”) purchased, and the Company issued and sold to such FPA Sellers, an aggregate of 885,327 shares of Class A Common Stock pursuant to and as set forth in the Forward Purchase Agreement entered into between Founder and ACM ARRT F LLC (“ACM Seller”) on August 4, 2022, against payment by such FPA Sellers of the respective amounts set forth therein. The Forward Purchase Agreement was subsequently terminated on November 30, 2022. See Note 11 for further information.

-	The Company (a) caused to be issued to certain investors 110,000 Class B Units pursuant to the Merger Agreement, (b) issued 20,000 shares of Class A Common Stock to certain investors, and (c) Sponsor forfeited 20,000 shares of Class A Common Stock.

-	Blocked Unitholders and Rubicon Continuing Unitholders retained aggregate 2,480,865 shares of Class A Common Stock and 14,834,735 shares of Class V Common Stock at the Closing.

-	The Company and Holdings LLC entered into the Tax Receivable Agreement with the TRA Holders. See Note 1 for further information.

-	The Company contributed approximately $73.8 million of cash to Rubicon Technologies Holdings, LLC, representing the net amount held in the Company’s trust account following the redemption of Class A Common Stock originally sold in Founder’s initial public offering, less (a) cash consideration of $28.9 million paid to Holdings LLC’s certain management members, plus (b) $121.0 million in aggregate proceeds received from the PIPE Investors, less (c) the aggregate amount of transaction expenses incurred by the parties to the Merger Agreement and (d) payment to the FPA Sellers pursuant to the Forward Purchase Agreement.

-	The Company incurred $67.3 million in transaction costs relating to the Mergers. The Company settled $7.0 million of transaction costs by issuing Class A Common Stock on February 6, 2023, which resulted in a gain of $0.6 million and was recognized as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. No such settlement occurred during the three months ended March 31, 2024.

Note 4— Discontinued operations of the SaaS Business

During the three months ended March 31, 2024, the Company commenced a strategic evaluation of its SaaS Business. As of March 31, 2024, the Company had committed to a plan to sell the business within one year and was actively marketing it in its current condition. The SaaS Business met the held for sale criteria and represented a strategic shift in the Company’s operations. As a result, the SaaS Business have been presented as discontinued operations and, as such, have been excluded from both continuing operations for all periods and the notes to the condensed consolidated financial statements have been adjusted on a retrospective basis. On May 7, 2024, the Company entered into an agreement to sell the SaaS Business to an entity affiliated with Andres Chico, chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a purchase price of $68.2 million. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieves a certain annual recurring revenue target on or prior to December 31, 2024.

The Company only has one reporting unit. The SaaS Business met the criteria for classification as held for sale and discontinued operations, therefore, goodwill is allocated to noncurrent assets of discontinued operations on the accompanying balance sheets as of March 31, 2024 and December 31, 2023 based on the relative fair value of the SaaS Business and the remaining business.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of SaaS Business:

Assets and Liabilities of Discontinued Operations	March 31, 2024	December 31, 2023
Accounts receivable, net	$5,339	$4,047
Contract assets, net	632	1,054
Prepaid expenses	79	108
Other current assets	288	48
Current assets of discontinued operations	6,338	5,257
Property and equipment, net	676	793
Goodwill	12,260	12,260
Intangible assets, net	385	550
Total assets of discontinued operations	$19,659	$18,860

Accrued expenses	$919	$356
Contract liabilities	7,198	5,860
Current liabilities of discontinued operations	$8,117	$6,216

The results of operations are recorded as net loss from discontinued operations, net of tax on the accompanying condensed consolidated statements of operations for all periods presented. The following table presents the aggregate results of discontinued operations of the SaaS Business:

Results of Discontinued Operations	March 31, 2024	March 31, 2023
Revenue: Service	$3,013	$2,041
Cost of revenue (exclusive of amortization and depreciation): Service	1,000	487
Sales and marketing	1,500	829
Product development	700	651
General and administrative	200	(41)
Amortization and depreciation	282	248
Total costs and expense	3,682	2,174
Loss before income taxes	(669)	(133)
Income taxes expenses (benefits)	-	-
Net loss from discontinued operations, net of taxes	$(669)	$(133)

Note 5—Property and equipment

Property and equipment, net is comprised of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Property and equipment of continuing operations:
Computers, equipment and software	$2,349	$2,324
Furniture and fixtures	210	210
Leasehold improvements	1,441	1,441
Total property and equipment	4,000	3,975
Less accumulated amortization and depreciation	(3,475)	(3,343)
Total property and equipment, net	$525	$632

Property and equipment of discontinued operations:
Customer equipment	$1,891	$1,891
Less accumulated amortization and depreciation	(1,215)	(1,098)
Total property and equipment, net	$676	$793

Property and equipment amortization and depreciation expense of continuing operations for the three months ended March 31, 2024 and 2023 was $0.1 million and $0.1 million, respectively. As further described in Note 4, $1.9 million of customer equipment and $1.2 million of related accumulated depreciation were classified to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of March 31, 2024, while $1.9 million of customer equipment and $1.1 million of related accumulated depreciation were classified to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023.

Note 6—Debt

Revolving Credit Facilities

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60%. On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount under the facility from $60.0 million to $75.0 million and (ii) amended the interest rate it bears to between 4.8% up to SOFR plus 4.9% determined based on certain metrics defined within the amended agreement. On March 22, 2023, the Company amended the Revolving Credit Facility, which (i) the Company and the lender modified its maturity date to the earlier of (a) December 14, 2025, (b) the maturity of the Term Loan (as defined below) and (c) the maturity of the Subordinated Term Loan (as defined below) and (ii) the lender consented to an amendment to the Subordinated Term Loan agreement. The borrowing capacity was calculated based on qualified billed and unbilled receivables. The fee on the average daily balance of unused loan commitments was 0.70%. Interest and fees were payable monthly with principal due upon maturity. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

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

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the statement of operations for the year ended December 31, 2023.

June 2023 Revolving Credit Facility – On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of March 31, 2024). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

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

On December 5, 2023, the Company entered into an amendment to the June 2023 Revolving Credit Facility. The amendment temporally modified the calculation methodology of the borrowing base collateral, resulting in its increase by $5.0 million through January 15, 2024, which was subsequently extended to March 15, 2024 with an option to be further extended to June 15, 2024. To date, the modified calculation methodology of the borrowing base has been extended on a month-to-month basis.

As of March 31, 2024, the Company’s total outstanding borrowings under the Line of Credit were $72.0 million and no amount remained available to draw, after accounting for the borrowing base collateral increases discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants. As of March 31, 2024, the Company was in compliance with these financial covenants.

The Company capitalized $2.9 million in deferred debt charges related to the June 2023 Revolving Credit Facility during the year ended December 31, 2023, which has been recorded to prepaid expenses on the accompanying condensed consolidated balance sheet and are amortized over the remaining term of the June 2023 Revolving Credit Facility. The deferred debt charges balances as of March 31, 2024 and December 31, 2023 were $2.1 million and $2.3 million, respectively. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.2 million for the three months ended March 31, 2024.

Term Loan Facilities

Term Loan – On March 29, 2019, the Company entered into a $20.0 million “Term Loan” agreement secured by a second lien on all assets of the Company including accounts receivable, intellectual property and general intangibles. The Term Loan was subsequently upsized to $60.0 million and bore an interest rate of LIBOR plus 9.5% with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility.

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

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the statement of operations for the year ended December 31, 2023.

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

The maturity of the Subordinated Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan agreement, modifying its maturity date to March 29, 2024, which was subsequently amended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into amendments to the Subordinated Term Loan Warrants agreements (see Note 10 for further information regarding the Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement).

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

The Company capitalized $12.5 million in deferred debt charges related to the Subordinated Term Loan during the year ended December 31, 2023. Balance of deferred debt charges as of March 31, 2024 and December 31, 2023 was $9.2 million and $10.3 million, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $1.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

June 2023 Term Loan – On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind since September 2023. As of March 31, 2024, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 10 for further information regarding the June 2023 Term Loan Warrants).

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the year ended December 31, 2023. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $2.6 million for the three months ended March 31, 2024.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Excess Availability Reserve”). During the terms of the agreements, the Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of March 31, 2024, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

Convertible Debentures

YA Convertible Debentures – As part of the security purchase agreement (the “YA SPA”) (see Note 12), the Company issued convertible debentures (collectively, the “YA Convertible Debentures”) to YA II PN, Ltd. (the “Yorkville Investor”) on November 30, 2022 (the “First YA Convertible Debenture”) and on February 3, 2023 (the “Second YA Convertible Debenture”). The principal amount of the First YA Convertible Debenture was $7.0 million for a purchase price of $7.0 million, and the principal amount of the Second YA Convertible Debenture was $10.0 million for a purchase price of $10.0 million. The YA Convertible Debentures had a maturity date of May 30, 2024 and bore interest at the rate of 4.0% per annum. The interest was due and payable upon maturity. At any time, so long as the YA Convertible Debentures are outstanding, the Yorkville Investor may convert all or part of the principal and accrued and unpaid interest of the YA Convertible Debentures into shares of Class A Common Stock at 90% of the lowest daily VWAP of Class A Common Stock during the seven consecutive trading days immediately preceding each conversion date, but in no event lower than $2.00 per share. Outside of an event of default under the YA Convertible Debentures, the Yorkville Investor may not convert in any calendar month more than the greater of (a) 25.0% of the dollar trading volume of the shares of Class A Common Stock during such calendar month, or (b) $3.0 million. The Company capitalized $1.7 million and $2.5 million in deferred debt charges related to the First YA Convertible Debenture and the Second YA Convertible Debenture for their originations, respectively.

During the three months ended March 31, 2023, the Yorkville Investor converted $2.3 million of the principal and $0.1 million of the accrued interest of the YA Convertible Debentures to 2,849,962 shares of Class A Common Stock. The Company recorded $1.3 million in loss on extinguishment of debt obligations on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023.

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

The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through March 31, 2024, which the Company elected to capitalize to the principal, in related-party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of March 31, 2024. The Company capitalized $0.2 million and $0.1 million of accrued interest to the principal of the Insider Convertible Debentures during the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through March 31, 2024.

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

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through March 31, 2024 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of March 31, 2024. The Company capitalized insignificant amount of accrued interest to the principal of the Third Party Convertible Debentures during the three months ended March 31, 2024. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three ended March 31, 2024. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through March 31, 2024.

NZ Superfund Convertible Debenture – On February 1, 2023, the Company issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a then beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture had a maturity date of August 1, 2024 and accrued interest at the rate of 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at the option of the Company, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the NZ Superfund Convertible Debenture is outstanding, the NZ Superfund may convert all or part of the principal and accrued and unpaid interest of the NZ Superfund Convertible Debenture it holds into shares of Class A Common Stock at a conversion price of $15.52.

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through March 31, 2024 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of March 31, 2024. The Company capitalized $0.2 million and $0.1 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was insignificant and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through March 31, 2024.

Components of the Company’s debt obligations were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Term loan balance	$110,361	$109,422
Convertible debt balance	1,489	1,467
Related-party convertible debt balance	18,814	18,424
Less unamortized deferred debt charges	(28,219)	(32,010)
Total borrowed	102,445	97,303
Less short-term debt obligation balance	-	-
Long-term debt obligation balance	$102,445	$97,303

At March 31, 2024, the future aggregate maturities of long-term debt for the remainder of 2024 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2024	$-
2025	110,361
2026	20,303
Total	$130,664

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $10.9 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively.

Note 7—Accrued expenses

Accrued expenses consist of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accrued expenses of continuing operations:
Accrued hauler expenses	$45,866	$63,367
Accrued compensation	6,111	4,221
FPA Settlement Liability (as defined in Note 11)	-	2,000
Other accrued expenses	3,283	7,057
Total accrued expenses	$55,260	$76,645

Accrued expenses of discontinued operations:
Accrued expenses	$919	$356

During the three months ended March 31, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023. No such RSU awards were granted during the three months ended March 31, 2024.

During the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026. As a result, the Company recognized related liabilities of $2.1 million and $2.2 million in accrued expenses and $3.0 million and $3.4 million in other long-term liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. See Note 17 for further information.

As further described in Note 4, $0.9 million of accrued expenses was classified to current liabilities held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2024 while $0.4 million of accrued expenses were classified to current liabilities of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023.

Note 8—Goodwill and other intangibles

There were no additions to goodwill during the three months ended March 31, 2024 or the year ended December 31, 2023. No impairment of goodwill was identified for the three or three months ended March 31, 2024 or the year ended December 31, 2023. As of March 31, 2024, the Company allocated $12.3 million of goodwill to the SaaS Business as discontinued operations based on the relative fair value of the SaaS Business and the remaining business retained by the Company.

Intangible assets consisted of the following (in thousands, except years):

	March 31, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets of continuing operations:
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(15,340)	5,636
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(17,815)	5,636
Domain Name	Indefinite	836	-	836
Total intangible assets		$24,287	$(17,815)	$6,472

Intangible assets of discontinued operations:
Technology	3	$1,981	$(1,596)	$385
Total intangible assets of discontinued operations		$1,981	$(1,596)	$385

	December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets of continuing operations:
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(14,700)	6,276
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(17,175)	6,276
Domain Name	Indefinite	835	-	835
Total intangible assets		$24,286	$(17,175)	$7,111

Intangible assets of discontinued operations:
Technology	3	$1,981	$(1,431)	$550
Total intangible assets of discontinued operations		$1,981	$(1,431)	$550

Amortization expense for intangible assets of continuing operations was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for intangible assets of discontinued operations was $0.2 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Future amortization expense for continuing operations for the remainder of 2024 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2024	$(1,920)
2025	(2,559)
2026	(1,157)
Total future amortization of intangible assets	$(5,636)

As further described in Note 4, $2.0 million of technology intangible assets, $1.6 million of related accumulated amortization and $12.3 million of goodwill were reallocated to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of March 31, 2024, while $2.0 million of technology intangible assets, $1.4 million of related accumulated amortization and $12.3 million of goodwill were reallocated to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023.

Note 9—Stockholders’ (deficit) equity

The table set forth below reflects information about the Company’s equity as of March 31, 2024.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	52,406,059	52,406,059
Class V Common Stock	275,000,000	1,074,899	1,074,899
Preferred Stock	10,000,000	-	-
Total shares as of March 31, 2024	975,000,000	53,480,958	53,480,958

The table set forth below reflects information about the Company’s equity as of December 31, 2023.

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	39,643,584	39,643,584
Class V Common Stock	275,000,000	4,425,388	4,425,388
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2023	975,000,000	44,068,972	44,068,972

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

During the three months ended March 31, 2024, 3,350,489 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock.

Note 10—Warrants

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 3,752,107 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $92.00 per share. Of these warrants, the 1,976,560 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 1,775,547 Private Warrants were originally issued in a private placement in connection with the IPO. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the IPO Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants has been exercised through March 31, 2024. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

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

Rodina Warrant – On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of March 31, 2024.

Subordinated Term Loan Warrants – Pursuant to the Subordinated Term Loan agreement entered on December 22, 2021 (see Note 6), the Company concurrently entered into warrant agreements and issued the Subordinated Term Loan Warrants under the condition that if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date of December 22, 2022, the lender would receive the right to purchase up to the number of shares of Class A Common Stock worth $2.0 million at the exercise price of $0.08 per share at any time after the original maturity date prior to the earlier of the date principal and interest on all outstanding term loans under this Subordinated Term Loan agreement are repaid, and the tenth anniversary of the issuance date. Additionally, if the Company did not repay the Subordinated Term Loan on or prior to the original maturity date, the Subordinated Term Loan Warrants would be exercisable for additional $0.2 million of Class A Common Stock each additional full calendar month after the maturity date until the Company fully repays the principal and interest in cash (the “Additional Subordinated Term Loan Warrants”). If the Company repaid the Subordinated Term Loan on or prior to the original maturity date, the Subordinated Term Loan Warrants would automatically terminate and be voided, and no Subordinated Term Loan Warrant would be exercisable.

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

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the consolidated balance sheets, measured at their inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. On December 12, 2022, the outstanding Subordinated Term Loan Warrants in amount of $2.6 million were converted to 136,553 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity.

On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. During the year ended December 31, 2023, the Additional Subordinated Term Loan Warrants in amount of $3.7 million were exercised and converted to 1,355,045 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. During the three months ended March 31, 2024, the Additional Subordinated Term Loan Warrants in amount of $1.1 million were exercised and converted to 1,436,726 shares of Class A Common Stock and reclassified from liability to stockholders’ (deficit) equity. As of March 31, 2024, $0.5 million of the Subordinated Term Loan Warrants were outstanding and recorded in warrant liabilities on the accompanying condensed consolidated balance sheet. As of December 31, 2023, no Subordinated Term Loan Warrants were outstanding.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are described in Note 17. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

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

The Company determined that the YA Warrant required liability classification pursuant to ASC 480 until the 6-month Reset Price was set on February 28, 2024. While the YA Warrant was liability classified, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. During the year ended December 31, 2023, the Company issued 499,975 shares of Class A Common Stock for partial exercise of the YA Warrant. The Company measured the fair value of the YA Warrant as of December 31, 2023 and recognized $18.6 million of warrant liability on the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2024, the Company issued 4,104,797 shares of Class A Common Stock for partial exercise of the YA Warrant. On February 28, 2024, the Company remeasured the YA Warrant immediately before the 6-month Reset Price was set, which was valued at $15.5 million and immediately after at $10.8 million. The Company recorded a gain of $4.7 million for the three months ended March 31, 2024 as a component of other income (expense) on the condensed consolidated statement of operations. The Company reclassified the warrant liability of $10.8 million to stockholders’ (deficit) equity on February 28 2024.

Advisor Warrant – Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022 (See Note 12), the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.08 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ (deficit) equity on the issuance date. Since the issuance through March 31, 2024, the Advisor Warrant was not exercised.

June 2023 Term Loan Warrants – Pursuant to the June 2023 Term Loan agreement entered into on June 7, 2023 (see Note 6), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the holders the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. The Company measured the fair value of the June 2023 Term Loan Warrants as of March 31, 2024 and December 31, 2023, and recognized $2.2 million and $7.9 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively, with the change in fair value of $5.7 million recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2024. Since the issuance through March 31, 2024, none of the June 2023 Term Loan Warrants were exercised.

Note 11—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277,765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) was included in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2023 and settled by issuance of 1,656,727 shares of Class A Common Stock in February 2024 and $0.8 million cash payment made by the Company in March 2024.

Note 12—Yorkville SPA

Securities Purchase Agreement – On November 30, 2022, the Company entered into the YA SPA with the Yorkville Investor, where by the Company agreed to issue and sell to the Yorkville Investor (i) convertible debentures (the “YA Convertible Debentures”) in the aggregate principal amount of up to $17.0 million, which were convertible into shares of Class A Common Stock (as converted, the “YA Conversion Shares”), and (ii) the YA Warrant, which is exercisable into $20.0 million of shares of Class A Common Stock. Upon execution of the YA SPA, the Company (i) issued and sold to the Yorkville Investor (a) the First YA Convertible Debenture in the principal amount of $7.0 million for a purchase price of $7.0 million, and (b) the YA Warrant for a pre-funded purchase price of $6.0 million, and (ii) paid the Yorkville Investor a cash commitment fee in the amount of $2.0 million, with such amount being deducted from the proceed of the First YA Convertible Debenture, netting to $11.0 million in total proceeds. The Company issued the YA Warrant to utilize the proceed to fund the cost of the FPA Termination Agreement. See Note 6 for additional information regarding the First YA Convertible Debenture and Note 10 regarding the YA Warrant.

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

Pursuant to the YA SPA, the Yorkville Investor committed to purchasing a YA Convertible Debenture in the principal amount of $10.0 million for a purchase price of $10.0 million upon the Company satisfying certain conditions, including, among others, the Company’s registration statement is declared effective by the SEC for the underlying securities of the First YA Convertible Debenture and YA Warrant. Accordingly, as of the YA SPA execution date, the Company recognized a commitment asset in the amount of $2.1 million, which was included in other noncurrent assets on the consolidated balance sheet as of December 31, 2022. The Second YA Convertible Debenture was issued and sold to the Yorkville Investor on February 3, 2023 and the commitment asset was reclassified to debt discount upon issuance of the Second YA Convertible Debenture. See Note 6 for additional information regarding the Second YA Convertible Debenture.

Note 13—Cantor Sales Agreement

On September 5, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. The Company has no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Class A Common Stock requested to be sold by the Company. Under the terms of the Cantor Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of the Company’s sales of shares of Class A Common Stock reach $50.0 million in total unless early terminated under the terms of the Cantor Sales Agreement. The Company did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through March 31, 2024.

Note 14—Equity-based compensation

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation related to the 2022 Plans (as defined below).

The 2022 Equity Incentive Plan (the “2022 Plan”), which became effective on August 15, 2022 in connection with the Closing, provides for the grant to certain employees, officers, non-employee directors and other services providers of options, stock appreciation rights, RSUs, restricted stock and other stock-based awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof, as determined by the Company’s Compensation Committee. Under the 2022 Plan, 3,982,409 shares of Class A Common Stock were authorized to be issued. Upon approval by the Company’s board of directors, additional 2,055,769 shares of Class A Common Stock became available for issuance on January 1, 2023 under the 2022 Plan as a result of the plan’s evergreen provision.

The following represents a summary of the Company’s RSU activity and related information during the three months ended March 31, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2023	518,625	$10.02
Granted	-	-
Vested	(198,789)	9.88
Forfeited/redeemed	(5,794)	15.84
Nonvested – March 31, 2024	314,042	$10.00

The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $0.6 million and $9.3 million in total equity compensation costs for the three months ended March 31, 2024 and 2023, respectively.

Some of RSUs settled during the three months ended March 31, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of March 31, 2024, there were 206,906 vested RSUs and 17,331 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock.

As of March 31, 2024, the total unrecognized compensation cost related to outstanding RSUs was $3.2 million, which the Company expects to recognize over a weighted-average period of 1.1 years.

Note 15—Loss per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three months ended March 31, 2024. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three months ended March 31, 2024 are as follows (amounts in thousands, except for share and per share amounts):

Three Months Ended March 31, 2024
Numerator:
Net loss from continuing operations	$(16,484)
Less: Net loss from continuing operations attributable to noncontrolling interests	(1,437)
Net loss attributable to continuing operations of Rubicon Technologies, Inc.	$(15,047)

Net loss from discontinued operations	$(669)
Less: Net loss from discontinued operations attributable to noncontrolling interests	(45)
Net loss attributable to discontinued operations of Rubicon Technologies, Inc.	$(624)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	46,068,599

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted	$(0.33)
Net loss from discontinued operations per share attributable to Class A Common Stock – Basic and diluted	$(0.01)

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three months ended March 31, 2023 are as follows (amounts in thousands, except for share and per share amounts):

Three Months Ended March 31, 2023
Numerator:
Net loss from continuing operations	$(9,318)
Less: Net loss from continuing operations attributable to noncontrolling interests	(6,234)
Net loss attributable to continuing operations of Rubicon Technologies, Inc.	$(3,084)

Net loss from discontinued operations	$(133)
Less: Net loss from discontinued operations attributable to noncontrolling interests	(88)
Net loss attributable to discontinued operations of Rubicon Technologies, Inc.	$(45)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted	7,427,116

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted	$(0.42)
Net loss from discontinued operations per share attributable to Class A Common Stock – Basic and diluted	$(0.01)

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, YA Warrant and Rodina Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

-	Exchangeable Class V Common Stock.

-	Potential settlements in Class A Common Stock of the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the Subordinated Term Loan Warrants Make-Whole Agreement and portion of fees for the PIPE Software Services Subscription (as defined in Note 18).

Note 16—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of March 31, 2024
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(2,697)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,151)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(9,762)
Total	$-	$(2,697)	$(11,913)

	As of December 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,493)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,013)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(11,045)
Total	$-	$(26,493)	$(13,058)

Level 3 Rollfoward	Additional Subordinated Term Loan Warrants Derivative	Subordinated Term Loan Warrants Make-Whole Derivative
December 31, 2023 balances	$(11,045)	$(2,013)
Additions	-	-
Changes in fair value	(367)	(138)
Reclassified to level 2	1,650	-
March 31, 2024 balances	$(9,762)	$(2,151)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The warrant liabilities were classified to level 2 as of March 31, 2024. The outstanding warrants which were classified as warrant liabilities as of March 31, 2024 were the June 2023 Term Loan Warrants and the Subordinated Term Loan Warrant. The sole underlying asset of the outstanding warrant liabilities as of March 31, 2024 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of March 31, 2024 were minimal ($0.08 per Class A Common Stock share) and did not have significant impact to the fair value measurements of these warrants. See Note 10 for further information regarding the warrant liabilities.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of March 31, 2024. As of March 31, 2024, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the Subordinated Term Loan Warrants Make-Whole Derivative fair value measurements as of measurement dates:

	As of	As of
	March 31,	December 31,
	2024	2023
Price of Class A Common Stock	$0.40	$1.85
Strike Price of Class A Common Stock	$18.96	$18.96
Risk-free interest rate	4.35%	3.90%
Expected volatility	90.0%	85.0%
Expiration Date	December 12, 2027	December 12, 2027

The Company measured and recognized fair value for the Subordinated Term Loan Warrants Make-Whole Derivative at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

Note 17—Commitments and contingencies

Legal Matters

In the ordinary course of business, the Company is or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims.

On March 22, 2024, a lawsuit was filed against the Company by Cass Information Systems, Inc. (“Cass”) in the Circuit Court of St. Louis County, Missouri (Cass Information Systems, Inc. v. Rubicon Technologies, Inc.) alleging the Company’s nonpayment of $14.3 million in total of reimbursements of vendor invoices prepaid by Cass and certain fees for Cass’ services. The Company subsequently filed a response by disputing Cass’ allegations.

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

Management Rollover Settlement

As further described in Note 7, during the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $2.8 million is coming due in the next 12 months of March 31, 2024 and $3.6 million thereafter.

Leases

The Company leases its office facilities under operating lease agreements expiring in 2024. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities as it is not reasonably certain to utilize the renewal options. The Company does not have any finance leases.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the accompanying condensed consolidated balance sheet as of March 31, 2024 (in thousands).

Years Ending December 31,
2024	$424
Total minimum lease payments	424
Less: Imputed interest	(26)
Total operating lease liabilities	$398

Operating lease amounts above do not include sublease income. The Company has a sublease agreement with a third party and expects to receive sublease income of approximately $0.1 million through May 2024.

Note 18—Related party transactions

PIPE Software services subscription – The Company entered into a software services subscription agreement with Palantir Technologies Inc., a PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023, and September 30, 2023. The term of the amended agreement is through December 31, 2024. As of March 31, 2024, $15.0 million will become due in the next 12 months. The amended agreement provides the Company with the option, in its sole discretion, to settle the $7.5 million subscription fees which are scheduled to become due through June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each payment for December 2023, March 2024 and June 2024 the Company makes in Class A Common Stock, the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor. During the three months ended March 31, 2024, the Company issued 2,246,182 shares of Common Stock to the PIPE Investor to settle $3.8 million of the fee for the subscription from October 1, 2023 to December 31, 2023.

Convertible debentures – On December 16, 2022, the Company issued the Insider Convertible Debentures, which were subsequently amended, with certain members of the Company’s management team and board of directors, and certain other existing investors of the Company.

On February 1, 2023, the Company issued the NZ Superfund Convertible Debenture, which was subsequently amended, with NZ Superfund.

See Note 6 for further information regarding these convertible debentures.

Rodina Warrant – On September 15, 2023, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock. See Note 10 for further information regarding the Rodina Warrant.

September 2023 Rodina Letter of Credit – On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued a standby letter of credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on behalf of the Company, which increased the Company’s borrowing capacity under the facility by $15.0 million. The expiration date of this September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. See Note 6 for further information regarding the September 2023 Rodina Letter of Credit.

Rodina Sponsor Capital Contribution Agreement – On January 24, 2024, the Company entered into a sponsor capital contribution agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich, pursuant to which the entity agreed to make a cash contribution to the Company equal to the lesser of (i) $5.0 million or (ii) the amount necessary to cause the Company’s available funds equal to $16.0 million, in case the temporally modified calculation methodology of the borrowing base collateral which went effective with the amendment to the June 2023 Revolving Credit Facility entered into on December 5, 2023 is extended to June 15, 2024. If the entity makes any contributions pursuant to the sponsor capital contribution agreement, the Company will issue a number of Class A Common Stock shares at similar value to the entity’s contribution in exchange.

Sale of the SaaS Business – As further disclosed under Note 4 and Note 20, on May 7, 2024, the Company entered into an agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich, to sell the SaaS Business for a purchase price of $68.2 million. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieves a certain annual recurring revenue target on or prior to December 31, 2024.

Rodina Securities Purchase Agreement – As further disclosed under Note 4 and Note 20, on May 7, 2024, the Company entered into a Securities Purchase Agreement (the “Rodina SPA”) with an entity affiliated Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, the Company issued and sold 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million.

Note 19—Concentrations

During the three months ended March 31, 2024, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together accounted for approximately 36% of the Company’s total revenue. During the three months ended March 31, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue for approximately 16% of the total revenue. As of March 31, 2024, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets, and together for approximately 52% of the total accounts receivable and contract assets, while as of December 31, 2023, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 58% of the total accounts receivable and contract assets.

Note 20—Subsequent events

As disclosed under Note 4, on May 7, 2024, the Company entered into an agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich to sell the SaaS Business for a purchase price of $68.2 million and closed the transaction. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieves a certain annual recurring revenue target on or prior to December 31, 2024.

On May 7, 2024, the Company entered into the Rodina SPA with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, the Company issued and sold 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million. The Preferred Stock is entitled to receive, whether or not declared, dividends at the rate of 8.0% per annum of the stated value per share of the Preferred Stock. On the second anniversary of the closing date and each anniversary thereafter, the dividend rate on the Preferred Stock will increase by 1.0% per annum, up to a maximum dividend rate not to exceed 11.0% per annum. Each holder of the Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into shares of Class A Common Stock. The conversion price is $0.35 per share. As the issuance, the Preferred Stock was convertible into 57,142,857 shares of Class A Common Stock. The Preferred Stock will rank senior to Class A Common Stock and any other capital stock of Rubicon, with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Preferred Stock will vote on an as-converted basis with Class A and Class V Common Stock. The issuance of the Rodina SPA met change in control provisions in the Company’s certain agreements. The Company is currently evaluating any potential impact this matter may have. In relation to this matter, the Company received waivers from the lenders of the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan.

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

Recent Developments

Rodina Sponsor Capital Contribution Agreement

On January 24, 2024, we entered into a sponsor capital contribution agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich. See “Contractual Obligations” and “Liquidity and Capital Resources—Other Financing Arrangements” below.

Discontinued Operations

As disclosed in Note 4 – Discontinued operations of SaaS Business and Note 20 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell the SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, for a purchase price of $68.2 million. The agreement also provides a potential earn-out payment to us of $12.5 million if the SaaS Business sales achieves a certain annual recurring revenue target on or prior to December 31, 2024.

Rodina Security Purchase Agreement

On May 7, 2024, we entered into a Securities Purchase Agreement (the “Rodina SPA”) with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, we agreed to issue and sell 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million. See “Liquidity and Capital Resources—Other Financing Arrangements” below.

Amendment to the June 2023 Revolving Credit Facility

On May 7, 2024, we entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $11.4 million upon close of the SaaS Business sale, which was completed on May 7, 2024. See “Liquidity and Capital Resources—Debt” below.

Amendment to the June 2023 Term Loan

On May 7, 2024, we entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $45.6 million upon close of the SaaS Business sale, which was completed on May 7, 2024. See “Liquidity and Capital Resources—Debt” below.

Amendment to the Subordinated Term Loan

On May 7, 2024, we entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale, which was completed on May 7, 2024. See “Liquidity and Capital Resources—Debt” below.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally upward and contributed to higher recyclable commodity revenue in recent periods. For the three months ended March 31, 2024 and 2023, our recyclable commodity revenue was $15.8 million and $14.7 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations, including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2024, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended March 31, 2024 and 2023, our product development cost was $7.3 million and $8.1 million, respectively. We expect product development costs to decrease as a percentage of total revenues in the next 12 months.

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

We expect that general and administrative expenses will decrease as a percentage of total revenues over the next several years as a result of our increased focus on operational efficiencies, planned cost reduction measures across the organization and the sale of our SaaS Business. We are working to eliminate redundancies across the organization, which were a byproduct of our growth and expansion phase the past few years.

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

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$147,252	$164,324	$(17,072)	(10.4)%
Recyclable commodity	15,810	14,733	1,077	7.3%
Total revenue	163,062	179,057	(15,995)	(8.9)%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	140,347	157,514	(17,167)	(10.9)%
Recyclable commodity	14,055	13,187	868	6.6%
Total cost of revenue (exclusive of amortization and depreciation)	154,402	170,701	(16,299)	(9.5)%
Sales and marketing	1,688	2,445	757)	(31.0)%
Product development	6,625	7,441	(816)	(11.0)%
General and administrative	13,086	18,188	(5,102)	(28.1)%
Gain on settlement of incentive compensation	-	(18,622)	18,622	(100.0)%
Amortization and depreciation	931	1,113	(182)	(16.4)%
Total costs and expenses	176,732	181,266	(4,534)	(2.5)%
Loss from operations	(13,670)	(2,209)	(11,461)	NM
Other income (expense):
Interest earned	32	1	31	NM
Gain (loss) on change in fair value of warrant liabilities	10,577	(55)	10,632	NM
Gain on change in fair value of earn-out liabilities	111	4,820	(4,709)	(97.7)%
Loss on change in fair value of derivatives	(1,299)	(2,198)	899	(40.9)%
Gain on service fee settlements in connection with the Mergers	-	632	(632)	(100.0)%
Loss on extinguishment of debt obligations	-	(2,103)	2,103	(100.0)%
Interest expense	(10,750)	(7,176)	(3,574)	49.8%
Related party interest expense	(522)	(593)	71	(12.0)%
Other expense	(951)	(421)	(530)	125.9%
Total other income (expense)	(2,802)	(7,093)	4,291	(60.5)%
Loss from continuing operations before income taxes	(16,472)	(9,302)	(7,170)	77.1%
Income tax expense	12	16	(4)	(25.0)%
Net loss from continuing operations	$(16,484)	$(9,318)	$(7,166)	76.9%
Discontinued operations:
Loss from discontinued operations before income taxes	(669)	(133)	(536)	NM
Income tax expense	-	-	-	NM
Net loss from discontinued operations	(669)	(133)	(536)	NM

Net loss	$(17,153)	$(9,451)	$(7,702)	81.5%

Net loss from continuing operations attributable to noncontrolling interests	(1,437)	(6,234)	4,797	(76.9)%
Net Loss from continuing operations attributable to Class A common stockholders	$(15,047)	$(3,084)	$(11,963)	NM
Net loss from discontinued operations attributable to noncontrolling interests	(45)	(88)	43	(48.9)%
Net loss from discontinued operations attributable to Class A common stockholders	$(624)	$(45)	$(579)	NM

NM – not meaningful

Revenue

Total revenue from continuing operations decreased by $16.0 million, or 8.9%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Service revenue decreased by $17.1 million, or 10.4%, primarily due to the loss of revenue from canceled customer contracts in the amount of $34.9 million, which was partially offset by increased services and volume with existing customers in the amount of $12.2 million, additional revenue from new customers of $3.4 million and higher prices charged to existing customers in the amount of $2.2 million.

Revenue from sales of recyclable commodities increased by $1.1 million, or 7.3%, primarily due to a $4.9 million increase driven by higher sales prices of recyclable commodities, especially in OCC, partially offset by a $3.8 million decrease related to canceled customers and a decrease in volume for the remaining customers.

Total revenue from discontinued operations increased by $1.0 million to $3.0 million from $2.0 million, or 47.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to additional revenue from new customers.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue from continuing operations decreased by $16.3 million, or 9.5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Cost of service revenue decreased by $17.2 million, or 10.9%, primarily due to a $32.7 million decrease in hauling-related costs, as we did not incur costs associated with canceled customer contracts, and a $0.5 million decrease in the customer operations costs driven by lower workforce costs. The decrease in cost of service revenue was partially offset by service expansion and higher volumes from existing and new customers which increased by $7.0 million and $3.7 million, respectively, and an increase of $5.6 million driven by higher vendor prices.

Cost of recyclable commodity revenue increased by $0.9 million, or 6.6%, primarily due to a $4.9 million increase in the cost of recyclable commodities sold, mainly driven by increase in the price of OCC, partially offset by a decrease in volume of $3.5 million related to canceled customers, and a decrease in volume of $0.6 million for the remaining customers.

Total cost of revenue from discontinued operations increased by $0.5 million to $1.0 million from $0.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to costs incurred for the new customers.

Sales and marketing

Sales and marketing expenses from continuing operations for the three months ended March 31, 2024 decreased $0.8 million, or 31.0% compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in marketing content activities by $0.1 million, a decrease in consulting services costs by $0.1 million, and a decrease in stock based compensation expense by $0.2 million.

Sales and marketing expenses from discontinued operations increased by $0.7 million to $1.5 million from $0.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase is primarily due to larger spending on marketing and demand generation activities.

Product development

Product development expenses from continuing operations decreased by $0.8 million, or 11%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily attributable to lower workforce related costs of $0.4 million due to lower headcount from the product development group and lower software development costs of $0.2 million as the result of the ongoing cost saving initiatives.

Product development expenses from discontinued operations for the three months ended March 31, 2024 were $0.7 million and relatively unchanged compared to the three months ended March 31, 2023 of $0.7 million.

General and administrative

General and administrative expenses from continuing operations decreased by $5.1 million, or 28.1%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily attributable to a lower severance costs by $3.6 million mainly due to the departure of executives during the three months ended March 31, 2023 that did not repeat in 2024, a decrease in payroll-related cost by $0.8 million due to lower headcount, as well as a decrease in legal service costs by $0.6 million.

General and administrative expenses from discontinued operations for the three months ended March 31, 2024 were $0.2 million and relatively unchanged compared to the three months ended March 31, 2023 of $0.1 million.

Gain on settlement of incentive compensation

Gain on settlement of incentive compensation decreased by $18.6 million, or 100%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The $18.6 million gain on settlement of incentive compensation for the three months ended March 31, 2023 was entirely attributable to replacing the accrued management rollover consideration valued at $26.8 million with RSU awards which were valued at $8.2 million during the period, which did not repeat in 2024.

Amortization and depreciation

Amortization and depreciation expenses from continuing operations decreased by $0.2 million, or 16.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily attributable to a decrease of $0.2 million in depreciation expense due to fewer assets to be depreciated after the termination of our Kentucky office lease and the downsizing of our Atlanta office lease during the second half of 2023.

Amortization and depreciation expenses from discontinued operations for the three months ended March 31, 2024 were $0.3 million and relatively unchanged compared to the three months ended March 31, 2023 of $0.2 million.

Other income (expense)

Other expense decreased by $4.3 million, or 60.5%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $10.6 million increase in gain on change in fair value of warrants liabilities and a $2.1 million decrease in loss on extinguishment of debt obligations, offset by a $4.7 million decrease in gain on change in fair value of earn-out liabilities and a $3.5 million increase in interest expense, including related party interest expense, due to higher borrowings under the revolving line of credit, term loan facilities and convertible notes as well as higher interest rates under revolving credit facility and term loan facilities for the three months ended March 31, 2024.

Income tax expense

Income tax expense for the three months ended March 31, 2024 were relatively unchanged compared to the three months ended March 31, 2023.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our unaudited interim condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. Key metrics and non-GAAP financial measures presented below include the results from both the continuing and discontinued operations. See Note 4 – Discontinued operations of the SaaS Business, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for the further information regarding the discontinued operations.

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

Our revenue net retention rate was 90.0% and 110.1% as of March 31, 2024 and 2023, respectively.

Adjusted gross profit and adjusted gross profit margin

Adjusted gross profit is a non-GAAP financial measure which is calculated by adding back amortization and depreciation for revenue generating activities and platform support costs to GAAP gross profit, the most comparable GAAP measurement. Adjusted gross profit margin is calculated as adjusted gross profit divided by total GAAP revenue.

We believe adjusted gross profit and adjusted gross profit margin are important measures and useful to investors because they show the progress in scaling our digital platform by quantifying the markup and margin, we charge our customers that are incremental to our marketplace vendor costs. These measures demonstrate this progress because changes in these measures are driven primarily by our ability to optimize services for our customers, improve our hauling and recycling partners’ efficiency and achieve economies of scale on both sides of the marketplace. Our management team uses these non-GAAP measures as one of the means to evaluate the profitability of our customer accounts, exclusive of certain costs that are generally fixed in nature, and to assess how successful we are in achieving our pricing strategies. However, it is important to note that other companies, including companies in our industry, may calculate and use these measures differently or not at all, which may reduce their usefulness as a comparative measure. Further, these measures should not be read in isolation from or without reference to our results prepared in accordance with GAAP.

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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except percentages)
Total revenue	$166,075	$181,098
Less: total cost of revenue (exclusive of amortization and depreciation)	155,402	171,188
Less: amortization and depreciation for revenue generating activities	573	574
Gross profit	$10,100	$9,336
Gross profit margin	6.1%	5.2%

Gross profit	$10,100	$9,336
Add: amortization and depreciation for revenue generating activities	573	574
Add: platform support costs(1)	6,430	6,236
Adjusted gross profit	$17,103	$16,146
Adjusted gross profit margin	10.3%	8.9%

Amortization and depreciation for revenue generating activities	$573	$574
Amortization and depreciation for sales, marketing, general and administrative activities	640	787
Total amortization and depreciation	$1,213	$1,361

Platform support costs(1)	$6,430	$6,236
Marketplace vendor costs(2)	148,972	164,952
Total cost of revenue (exclusive of amortization and depreciation)	$155,402	$171,188

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and GAAP net loss is its most comparable GAAP measurement. We define adjusted EBITDA as GAAP net loss adjusted to exclude interest expense and income, income tax expense and benefit, amortization and depreciation, gain or loss on extinguishment of debt obligations, equity-based compensation, gain or loss on change in fair value of warrant liabilities, gain or loss on change in fair value of earn-out liabilities, gain or loss on change in fair value of derivatives, executive severance charges, gain or loss on settlement of the management rollover bonuses, gain or loss on service fee settlements in connection with the Mergers, other non-operating income and expenses, and unique non-recurring income and expenses.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except percentages)
Total revenue	$166,075	$181,098

Net loss	$(17,153)	$(9,451)
Adjustments:
Interest expense	10,750	7,176
Related party interest expense	522	593
Interest earned	(111)	(1)
Income tax expense	12	16
Amortization and depreciation	1,213	1,361
Loss on extinguishment of debt obligations	-	2,103
Equity-based compensation	563	9,302
(Gain) loss on change in fair value of warrant liabilities	(10,577)	55
Gain on change in fair value of earn-out liabilities	(32)	(4,820)
Loss on change in fair value of derivatives	1,299	2,198
Executive severance charges	1,532	4,553
Gain on settlement of Management Rollover Bonuses	-	(26,826)
Gain on service fee settlements in connection with the Mergers	-	(632)
Other expenses(3)	951	421
Adjusted EBITDA	$(11,031)	$(13,952)
Net loss as a percentage of total revenue	(10.3)%	(5.2)%
Adjusted EBITDA as a percentage of total revenue	(6.6)%	(7.7)%

(3)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties, fees for certain financing arrangements and gains and losses on sale of property and equipment.

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

During the three months ended March 31, 2024, and in each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of March 31, 2024. Our total current liabilities as of March 31, 2024 were $226.0 million.

As of March 31, 2023, cash and cash equivalents totaled $13.8 million, accounts receivable totaled $52.0 million and unbilled accounts receivable totaled $60.0 million. Availability under our June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $-0-. Our outstanding indebtedness includes the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the Subordinated Term Loan and the convertible debentures, under which the principal of $72.0 million, $89.5 million, $20.9 million and $20.3 million, respectively, were outstanding as of March 31, 2024. Pursuant to the Cantor Sales Agreement, we may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price that we requests to deliver additional liquidity to the Company.

We currently project that we will not have sufficient cash on hand or available liquidity under existing arrangements to meet our projected liquidity needs for the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern.

To address liquidity needs, we have executed various initiatives to modify our operations to reduce spending and improve cash flow. Initiatives we have undertaken in recent periods include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of our recent growth and expansion, (iii) evaluating our portfolio and less profitable accounts to better ensure we are deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Additionally, on May 7, 2024, we have completed the sale of certain assets and entered into the Rodina SPA which provided the Company with additional cash, a portion of which were used to make partial payments to the June 2023 Revolving Credit Facility and the June 2023 Term Loan.

We believe that additional capital will be needed to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months given that the June 2023 Revolving Credit Facility is scheduled to mature and the borrowings under the facility will become due and payable on the maturity date. However, while we believe the Company will be able to obtain additional capital through debt and equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, to the extent necessary, we have obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such additional financing will be obtained at the level acceptable to the Company within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely manner or at all will impact our liquidity, including its ability to service its debt and other liabilities, and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the our business, operating results, financial condition, and could force us to limit its business activities or discontinue its operations entirely.

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

See “Contractual Obligations” below for a discussion of other obligations with respect to which we will be required to make significant future payments or under which we have significant financial contractual obligations.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash activities for continuing operations:
Net cash used in operating activities	$(6,112)	$(12,113)
Net cash used in investing activities	(26)	(325)
Net cash provided by financing activities	857	13,205
Net increase (decrease) in cash and cash equivalents	$(5,281)	$767

Cash activities for discontinued operations:
Net cash used in operating activities	$432	$(303)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	$432	$(303)

Cash flows used in operating activities

Net cash used in operating activities for continuing operations decreased by $6.0 million to $6.1 million for the three months ended March 31, 2024, compared to $12.1 million for the three months ended March 31, 2023. The decrease in cash used in operating activities was driven by:

●	a $11.8 million net decrease in non-cash gains which was primarily attributable to a $26.8 million decrease in settlement of accrued incentive compensation, a $4.7 million decrease in gain on change in fair value of earn-out liabilities and $2.4 million increase in amortization of deferred debt charges, including related party deferred debt charges, partially offset by a $10.6 million increase in gain on change in fair value of warrant liabilities, a $8.7 million decrease in equity-based compensation, and a $2.1 million decrease in loss on extinguishment of debt obligations; and

●	a $1.3 million favorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in favorable impact from contract assets by $13.9 million, accounts receivable by $12.5 million, and accounts payable by $2.5 million, partially offset by an increase in unfavorable impact from accrued expenses by $20.3 million, and prepaid expenses by $7.4 million;

●	partially offset by a $7.2 million increase in net loss.

Net cash provided by operating activities for discontinued operations increased by $0.7 million to $0.4 million for the three months ended March 31, 2024, compared to $(0.3) million for the three months ended March 31, 2023. The increase in cash used in operating activities was driven by:

●	a $1.1 million favorable impact attributable to changes in operating assets and liabilities, primarily driven by an increase in favorable impact from accrued expenses by $1.6 million and contract liabilities by $0.9 million partially offset by an increase in unfavorable impact from accounts receivable by $1.4 million;

●	offset in part by a $0.5 million increase in net loss.

Cash flows used in investing activities

Net cash used in investing activities decreased by $0.3 million to $-0-million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The decrease in cash used in investing activities was driven by $0.3 million decrease in property and equipment purchases.

Cash flows from financing activities

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2024 and $13.2 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 resulted from net proceeds from borrowings of line of credits of $0.9 million. Net cash provided by financing activities for the three months ended March 31, 2023 primarily driven by proceeds from the third party and related party debts of $25.7 million and $1.1 million proceeds from issuance of common stock, offset in part by $11.5 million repayments of debt obligations, $1.3 million of financing costs paid, and $1.1 million cash outflow for RSUs withheld to pay taxes.

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

Debt

On December 22, 2021, we entered into a Subordinated Term Loan agreement which provides for $20.0 million of term loan with a maturity date of May 23, 2024. The Subordinated Term Loan bore interest at 14% until the agreement was amended on June 7, 2023. On June 7, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity date to the earlier of (i) the scheduled maturity date (June 7, 2025, which we have an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies, and (b) the interest rate the Subordinated Term Loan bears to 15.0%, of which 11.0% is paid in cash and 4.0% is paid in kind by capitalizing such interest accrued to the principal each month in arrears. Concurrently, we entered into an amendment to the Subordinated Term Loan Warrants agreement, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earn for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until we repay the Subordinated Term Loan in full. On May 7, 2024, we entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, the lender consented to the SaaS Business sale, which was completed on May 7, 2024.

On December 16, 2022, we entered into a security purchase agreement (the “First Closing Insider SPA”) with certain members of our management team and board of directors (the “First Closing Insider Investors”). Pursuant to the First Closing Insider SPA, on December 16, 2022, the First Closing Insider Investors purchased convertible debentures with a total principal amount of $11.9 million and the total net proceeds of $10.5 million (the “First Closing Insider Convertible Debentures”). The First Closing Insider Convertible Debentures had a maturity date of June 16, 2024, and accrue interest at a rate of 6.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the First Closing Insider Convertible Debentures are outstanding, each of the First Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their First Closing Insider Convertible Debentures into shares of Class A Common Stock. During the three months ended March 31, 2024, the First Closing Insider Investors did not convert any amount of the principal or accrued interest of the First Closing Insider Convertible Debentures. The First Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the First Closing Insider Convertible Debentures. On June 2, 2023 and July 11, 2023, we entered into an amendment to all of the First Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026. On September 15, 2023 we entered into an amendment which lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock.

On February 1, 2023, we entered into security purchase agreements (the “Third Party SPA” and the “NZ Superfund SPA”, collectively the “Second Closing Insider SPA”) with various third-party investors (the “Third Party Insider Investors”) and the NZ Superfund (the Third Party Insider Investors and NZ Superfund collectively, “Second Closing Insider Investors”). Pursuant to the Second Closing Insider SPA, the Second Closing Insider Investors purchased the Third Party Convertible Debentures and NZ Superfund Convertible Debenture (collectively “Second Closing Insider Convertible Debentures”) in the aggregate principal amount of $6.5 million and purchase price of $5.7 million. The Second Closing Insider Convertible Debentures had a maturity date of August 1, 2024, and accrue interest at a rate of 6.0% per annum, except for NZ Superfund Debenture that accrued interest at 8.0% per annum. The interest is due and payable quarterly in arrears, and any portion of the aggregate interest accrued may, at our option, be paid in kind by capitalizing the amount of accrued interest to the principal on each applicable interest payment date. At any time, so long as the Second Closing Insider Convertible Debentures are outstanding, each of the Second Closing Insider Investors may covert all or part of the principal and accrued and unpaid interest of their Second Closing Insider Convertible Debentures into shares of Class A Common Stock. Since the origination through March 31, 2024, the Second Closing Insider Investors did not convert any amount of the principal or accrued interest of the Second Closing Insider Convertible Debentures. The Second Closing Insider SPA contained customary representations, warranties, and covenants for the sale and purchase of the Second Closing Insider Convertible Debentures. On June 2, 2023 and July 31, 2023, we entered into amendments to all of the Second Closing Insider Convertible Debentures, extending their maturity date to December 1, 2026 and modifying the interest rate the NZ Superfund Convertible Debenture bears to 14.0%.

On June 7, 2023, we entered into the June 2023 Revolving Credit Facility, which provides a line of credit up to $90.0 million, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of March 31, 2024). As of March 31, 2024, we had $72.0 million of borrowings under the Revolving Credit Facility and no amount remained available to draw. The borrowing capacity is calculated based on our borrowing base collateral, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit. The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month. On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued the September 2023 Rodina Letter of Credit in the amount of $15.0 million to the lender of the June 2023 Revolving Credit Facility on our behalf, which increased our borrowing base collateral under the facility by $15.0 million. The expiration date of the September 2023 Rodina Letter of Credit is September 30, 2024 with an automatic renewal option for one additional year through September 30, 2025. On December 5, 2023, we entered into an amendment to the Credit Facility. The amendment temporally modified the calculation methodology of the borrowing base collateral, resulting in its increase by $5.0 million through January 15, 2024, which was subsequently extended to March 15, 2024 with an option to be further extended to June 15, 2024. To date, the modified calculation methodology of the borrowing base has been extended on a month-to-month basis. On May 7, 2024, we entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the sale of SaaS Business and (ii) we agreed to make a partial prepayment of $11.4 million upon close of the sale SaaS Business, which was completed on May 7, 2024.

On June 7, 2023, we entered into a $75.0 million June 2023 Term Loan agreement with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. We had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. We elected to pay the interest accrued through August 31, 2023 in kind. We also have the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity. We paid the first 13.5% of interest in cash and elected to pay the rest in kind through April 30, 2024. As of March 31, 2024, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12% of the principal repaid. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, we entered into the June 2023 Term Loan Warrants agreements and issued common stock purchase warrants. The June 2023 Term Loan Warrants granted the lender the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, we issue additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under our equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in Rubicon’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by Rubicon up to $20.0 million in the aggregate, with certain exceptions defined in the agreement. Since the issuance through March 31, 2024, none of the June 2023 Term Loan Warrants were exercised. On May 7, 2024, we entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $45.6 million upon close of the SaaS Business sale, which was completed on May 7, 2024.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. Additionally, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million. During the terms of the agreements, such Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, if we achieve certain financial conditions defined in the agreements. As of March 31, 2024, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require us to maintain a $2.0 million letter of credit, which could be eliminated upon our achievement of certain financial conditions defined in the agreements.

See Note 5 – Debt and Note 9 – Warrants to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0008 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. During the three months ended March 31, 2024, the Company issued 4,104,797 shares of Class A Common Stock for partial exercise of the YA Warrant. On February 28, 2024, the number of shares of Class A Common Stock the YA Warrant is exercisable for was fixed, and as of March 31, 2024, 14,000,000 shares of Class A Common Stock remained to be exercised. For more information regarding the YA Warrant, see Note 9 – Warrants and Note 11 – Yorkville SPA, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On September 5, 2023, we entered into the Cantor Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. Under the terms of the Cantor Sales Agreement, we have agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of our sales of shares of Class A Common Stock reach $50.0 million in total unless terminated pursuant to the terms of the Cantor Sales Agreement. We did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through March 31, 2024.

On May 7, 2024, we entered into the Rodina SPA with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, we issued and sold 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million. The Preferred Stock is entitled to receive, whether or not declared, dividends at the rate of 8.0% per annum of the stated value per share of the Preferred Stock. On the second anniversary of the closing date and each anniversary thereafter, the dividend rate on the Preferred Stock will increase by 1.0% per annum, up to a maximum dividend rate not to exceed 11.0% per annum. Each holder of the Preferred Stock has the right, at its option, to convert its Preferred Stock, in whole or in part, into shares of Class A Common Stock. The conversion price is $0.35 per share. As of the issuance date, the Preferred Stock was convertible into 57,142,857 shares of Class A Common Stock. The Preferred Stock will rank senior to Class A Common Stock and any other capital stock of Rubicon, with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Preferred Stock will vote on an as-converted basis with Class A and Class V Common Stock. The issuance of the Rodina SPA met change in control provisions in certain agreements of ours. We are currently evaluating any potential impact this matter may have. In relation to this matter, we received waivers from the lenders of the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan. For more information, see Note 20 – Subsequent events, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

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

As of March 31, 2024, our software services subscription agreement with a certain PIPE Investor requires us to pay an aggregate of $15 million through December 2024. The agreement was subsequently amended and provides us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due through June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement. See Note 17 – Related party transactions, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor.

In 2023, we settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $2.8 million is coming due in the next 12 months of March 31, 2024 and $3.0 million thereafter. See Note 6 – Accrued expenses and Note 16 – Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding this settlement.

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

For additional information about our critical accounting policies and estimates, see the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023 as well as Note 1, Nature of operations and summary of significant accounting policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Our certifying officers concluded that the Company did not have an effective internal control over the review of the complex transactions related to the equity due to the lack of sufficient and effective review processes. The material weakness resulted in a restatement of our financial statements as described in the Explanatory Note to the amendment to the Company’s Annual Report on Form 10-K filed on May 20, 2024. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our 10-K Annual Report as filed with the SEC on March 28, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Amendment No. 3 To Credit, Security and Guaranty Agreement, dated January 24, 2024, by and between Rubicon Technologies, Inc. and MidCap Funding IV Trust.	Form 8-K		10.1	January 30, 2024
10.2	The Sponsor Guaranty Agreement, dated January 24, 2024, by and between Rodina Capital and MidCap Funding IV Trust.	Form 8-K		10.2	January 30, 2024
10.3	The Sponsor Capital Contribution Agreement dated January 24, 2024, by and between Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC, Rubicon Technologies International, Inc., Rubicon Global, LLC, CleanCo LLC, Charter Waste Management, Inc., RiverRoad Waste Solutions, Inc., and Rodina Capital.	Form 8-K		10.3	January 30, 2024
10.4	Certificate of Designations, Preferences and Rights of Series A Convertible Perpetual Preferred Stock of Rubicon Technologies, Inc.	Form 8-K		3.1	May 7, 2024
10.5	Asset Purchase Agreement, dated May 7, 2024, by and among Rubicon Technologies, Inc., Rubicon Technologies Holdings, LLC and Wastech Corp. and, solely for the limited purposes set forth therein, GAFAPA, S.A. de C.V.	Form 8-K		10.1	May 7, 2024
10.6	Securities Purchase Agreement, dated May 7, 2024, by and between Rubicon Technologies, Inc. and MBI Holdings, LP	Form 8-K		10.2	May 7, 2024
10.7	Registration Rights Agreement, dated May 7, 2024, by and among Rubicon Technologies, Inc. and the Stockholder Parties thereto	Form 8-K		10.3	May 7, 2024
10.8	Form of Amendment No. 2 to Credit, Security and Guaranty Agreement, dated May 7, 2024, by and between Rubicon Technologies, Inc. and the Parties thereto	Form 8-K		10.4	May 7, 2024
10.9	Amendment No. 4 to Credit, Security and Guaranty Agreement, dated May 7, 2024, by and among Holdings, the Borrowers, Parent, Acquiom Agency Services LLC, as Agent	Form 8-K		10.5	May 7, 2024
10.10	Third Lien Sixth Amendment further amends the Credit, Security and Guaranty Agreement, dated as of December 22, 2021	Form 8-K		10.6	May 7, 2024
10.11	Form of Waiver Agreement, dated May 7, 2024	Form 8-K		10.7	May 7, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: May 20, 2024	By:	/s/ Philip Rodoni
Philip Rodoni
Chief Executive Officer