Form 10-Q
period 2024-06-30
Rubicon Technologies, Inc.
filed 2024-08-21
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3703651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

950 E Paces Ferry Rd NE, Suite 810
Atlanta, GA	30326
(Address of Principal Executive Offices)	(Zip Code)

(844) 479-1507

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	N/A*

*	On June 7, 2024, our Class A common stock was suspended from trading on the New York Stock Exchange and began trading under the symbol “RBTC” on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2024, 68,914,542 shares of Class A Common Stock, par value $0.0001 per share, and 771,305 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding; and 20,000 shares of Series A Convertible Perpetual Preferred Stock, $0.0001 par value, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$8,153	$18,695
Accounts receivable, net	54,791	62,930
Contract assets	54,917	75,567
Prepaid expenses	21,431	13,197
Current assets of discontinued operations	-	5,257
Due from affiliates	1,276	-
Other current assets	2,811	3,742
Total Current Assets	143,379	179,388

Property and equipment, net	466	632
Operating right-of-use assets	1,287	567
Other noncurrent assets	1,661	2,114
Goodwill	20,692	19,872
Intangible assets, net	5,831	7,111
Noncurrent assets of discontinued operations	-	13,603
Total Assets	$173,316	$223,287

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$61,412	$65,465
Line of credit	52,179	71,121
Accrued expenses	62,914	76,645
Contract liabilities	1,229	1,499
Operating lease liabilities, current	215	725
Warrant liabilities	9,506	26,493
Derivative liabilities	8,825	9,375
Long-term debt, current portion	50,926	-
Current liabilities of discontinued operations	-	6,216
Total Current Liabilities	247,206	257,539

Long-Term Liabilities:
Deferred income taxes	258	197
Operating lease liabilities, noncurrent	1,087	-
Debt obligations, net of debt issuance costs	1,422	81,001
Related-party debt obligations, net of debt issuance costs	17,363	16,302
Derivative liabilities	-	3,683
Earn-out liabilities	9	142
Other long-term liabilities	2,640	3,395
Total Long-Term Liabilities	22,779	104,720
Total Liabilities	269,985	362,259

Redeemable convertible preferred class A stock, $0.0001 par value; 10,000,000 shares authorized and 20,000 shares issued and outstanding as of June 30, 2024 and 0 shares issued and outstanding as of December 31, 2023, respectively. (Aggregate liquidation preference and aggregate redemption amount of $20,236)	15,661	-

Stockholders’ Deficit:
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 68,914,542 and 39,643,584 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	4
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 776,097 and 4,425,388 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock – par value of $0.0001 per share, 10,000,000 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in capital	266,189	221,986
Accumulated deficit	(384,444)	(394,804)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(118,248)	(172,814)
Noncontrolling interests	5,918	33,842
Total Stockholders’ Deficit	(112,330)	(138,972)
Total Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit	$173,316	$223,287

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Service	$146,725	$158,027	$293,978	$322,350
Recyclable commodity	16,422	13,923	32,232	28,656
Total revenue	163,147	171,950	326,210	351,006

Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	143,575	149,307	283,922	306,821
Recyclable commodity	14,893	11,968	28,947	25,155
Total cost of revenue (exclusive of amortization and depreciation)	158,468	161,275	312,869	331,976
Sales and marketing	2,332	1,947	4,020	4,391
Product development	5,271	6,568	11,896	14,009
General and administrative	10,667	13,698	23,754	31,886
Gain on settlement of incentive compensation	-	-	-	(18,622)
Amortization and depreciation	950	1,074	1,881	2,187
Total Costs and Expenses	177,688	184,562	354,420	365,827
Loss from continuing operations	(14,541)	(12,612)	(28,210)	(14,821)

Other Income (Expense):
Interest earned	26	5	59	6
Gain (loss) on change in fair value of warrant liabilities	3,718	(414)	13,469	(469)
Gain on change in fair value of earnout liabilities	22	470	133	5,290
Loss on change in fair value of derivatives	(721)	(335)	(2,020)	(2,533)
Gain on service fee settlements in connection with the Mergers	-	6,364	-	6,996
Loss on extinguishment of debt obligations	(8,782)	(6,783)	(8,782)	(8,886)
Interest expense	(8,413)	(8,119)	(19,163)	(15,295)
Related party interest expense	(540)	(661)	(1,062)	(1,254)
Other expense, net	(666)	(482)	(1,617)	(903)
Total Other Expense, Net	(15,356)	(9,955)	(18,983)	(17,048)
Loss from Continuing Operations Before Income Taxes	(29,897)	(22,567)	(47,193)	(31,869)

Income tax expense	102	17	114	33
Net Loss from Continuing Operations, net of tax	$(29,999)	$(22,584)	$(47,307)	(31,902)

Discontinued Operations:
Loss from discontinued operations	(456)	(233)	(1,125)	(366)
Net gain on sale of discontinued operations	59,674	-	59,674	-
Income tax expense	(1,881)	-	(1,881)	-
Net income (loss) from discontinued operations, net of tax	57,337	(233)	56,668	(366)
Net income (loss)	27,338	(22,817)	9,361	(32,268)
Net loss from continuing operations attributable to noncontrolling interests	(479)	(9,508)	(1,915)	(15,742)
Net loss from continuing operations attributable to Class A common stockholders	(29,520)	(13,076)	(45,392)	(16,160)
Net income (loss) from discontinued operations attributable to noncontrolling interests	960	(107)	914	(195)
Net income (loss) from discontinued operations attributable to Class A common stockholders	$56,377	$(126)	$55,754	$(171)

Net loss from continuing operations per Class A Common share – basic and diluted	(0.32)	(0.98)	(0.65)	(1.56)
Net earnings (loss) from discontinued operations per Class A Common share – basic and diluted	0.61	(0.01)	0.80	(0.02)
Net earnings (loss) per Class A Common share – basic and diluted	0.29	(0.99)	0.15	(1.58)
Weighted average shares outstanding – basic	58,854,594	13,276,407	52,461,596	10,367,920
Weighted average shares outstanding – diluted	58,854,594	13,276,407	52,461,596	10,367,920

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except shares and units data)

		Common Stock – Class A (As Revised)		Common Stock – Class V		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest		Total Deficit
		Shares	Amount	Shares	Amount	Shares	Amount	(As Revised)	(As Revised)	(As Revised)		(As Revised)
Balance, December 31, 2023	-	39,643,584	$4	4,425,388	$-	-	$-	$221,986	$(394,804)	$33,842	-	$(138,972)

Equity-based compensation		-	-	-	-	-	-	563	-	-		563

Issuance of common stock for services rendered		2,246,182	-	-	-	-	-	3,750	-	-		3,750

RSU Settlement		(32,446)	-	-	-	-	-	-	-	-		-

Issuance of common stock for the FPA Termination Agreement Settlement		1,657,727	-	-	-	-	-	2,000	-	-		2,000

Exchange of Class V Common Stock to Class A Common Stock		3,350,489	-	(3,350,489)	-	-	-	24,605	-	(24,605)		-

Exercise and conversion of liability classified warrants		5,541,523	1	-	-	-	-	5,096	-	-		5,097

Net loss	-	-	-	-	-	-	-	-	(16,497)	(1,482)	-	(17,979)

Balance, March 31, 2024, as revised	-	52,406,059	$5	1,074,899	$-	-	$-	$258,000	$(411,301)	$7,755	-	$(145,541)

Equity-based compensation		-	-	-	-	-	-	531				531

Issuance of common stock for services rendered		8,423,303	1	-	-	-	-	3,394	-	-		3,395

RSU Settlement		192,027	-	-	-	-	-	-	-	-		-

Exchange of Class V Common Stock to Class A Common Stock		298,802	-	(298,802)	-	-	-	2,318	-	(2,318)		-

Exercise and conversion of liability classified warrants		7,594,351	1	-	-	-	-	1,946	-	-		1,947

Net income	-	-	-	-	-	-	-	-	26,857	481	-	27,338

Balance, June 30, 2024	-	68,914,542	$7	776,097	$-	-	$-	$266,189	$(384,444)	$5,918	-	$(112,330)

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) (Continued)

(in thousands, except shares and units data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	55,886,692	$6	115,463,646	$12	-	$-	$34,658	$(337,875)	$148,747	$(154,452)

Equity-based compensation	-	-	-	-	-	-	-	-	9,302	-	-	9,302

Issuance of common stock for services rendered	-	-	9,318,052	1	-	-	-	-	10,244	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	-	-	3,711,682	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	2,849,962	-	-	-	-	-	3,130	-	-	3,130

Proceeds from issuance of common stock	-	-	1,222,222	-	-	-	-	-	1,100	-	-	1,100

Net loss	-	-	-	-	-	-	-	-	-	(3,129)	(6,322)	(9,451)

Balance, March 31, 2023	-	$-	72,988,610	$7	115,463,646	$12	-	$-	$58,312	$(341,004)	$142,425	$(140,248)

Equity-based compensation	-	-	-	-	-	-	-	-	1,803	-	-	1,803

Issuance of common stock for vested DSUs	-	-	84,818	-	-	-	-	-	-	-	-	-

Conversion of debt obligations to common stock	-	-	17,288,298	2	-	-	-	-	7,714	-	-	7,716

Exercise and conversion of liability classified warrants	-	-	2,559,375	-	-	-	-	-	1,073	-	-	1,073

Proceeds from issuance of common stock	-	-	56,836,444	6	-	-	-	-	23,661	-	-	23,667

Exchange of Class V Common Stock to Class A Common Stock	-	-	80,060,825	8	(80,060,825)	(8)	-	-	94,270	-	(94,270)	-

Common stock issuance costs	-	-	-	-	-	-	-	-	(32)	-	-	(32)

Net loss	-	-	-	-	-	-	-	-	-	(13,202)	(9,615)	(22,817)

Balance, June 30, 2023	-	$-	229,818,370	$23	35,402,821	$4	-	$-	$186,802	$(354,206)	$38,540	$(128,838)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,361	$(32,268)
Net income (loss) from discontinued operations	56,668	(366)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on disposal of property and equipment	-	13
Amortization and depreciation	2,037	2,172
Amortization of deferred debt charges	6,538	3,338
Amortization of related party deferred debt charges	271	504
Paid-in-kind interest capitalized to principal of debt obligations	2,313	3,473
Paid-in-kind interest capitalized to principal of related party debt obligations	400	641
Allowances for accounts receivables and contract assets	760	1,360
(Gain) loss on change in fair value of warrant liabilities	(13,469)	469
Loss on change in fair value of derivatives	2,020	2,533
Gain on change in fair value of earn-out liabilities	(133)	(5,290)
Loss on extinguishment of debt obligations	8,782	8,886
Equity-based compensation	1,095	11,106
Settlement of accrued incentive compensation	-	(26,826)
Service fees settled in common stock	7,144	3,808
Gain on service fee settlement in connection with the Mergers	-	(6,995)
Deferred income taxes	61	17
Change in operating assets and liabilities:
Accounts receivable	11,426	(905)
Contract assets	21,704	3,863
Prepaid expenses	(8,529)	(2,667)
Other current assets	(425)	(11)
Operating right-of-use assets	(721)	622
Other noncurrent assets	117	(112)
Accounts payable	(4,846)	(3,082)
Accrued expenses	(13,664)	(785)
Contract liabilities	(269)	190
Operating lease liabilities	577	(933)
Other liabilities	(759)	(1,679)
Total adjustments and changes in operating assets and liabilities	22,430	(6,290)
Net cash from operating activities – continuing operations	(24,877)	(38,192)
Net cash from operating activities – discontinued operations:
Gain on business disposition – discontinued operations	(59,674)	-
Adjustments to reconcile net income (loss) to net cash flows from discontinued operations	562	1,249
Net cash from operating activities – discontinued operations	(2,444)	883
Net cash flows from operating activities	(27,321)	(37,309)

Cash flows from investing activities:
Cash flows from investing activities – continuing operations:
Property and equipment purchases	(251)	(231)
Net cash from investing activities – continuing operations	(251)	(231)
Cash flows from investing activities – discontinued operations:
Property and equipment purchases	-	(397)
Net cash from sale of business	61,989	-
Net cash from investing activities – discontinued operations	61,989	(397)
Net cash flows from investing activities	61,738	(628)

Cash flows from financing activities:
Net repayments on Revolving Credit Facility	(18,942)	(5,625)
Proceeds from debt obligations	-	86,226
Repayments of debt obligations	(45,600)	(53,500)
Proceeds from related party debt obligations	-	14,520
Financing costs paid	-	(13,916)
Proceeds from issuance of common stock	-	24,767
Proceeds from issuance of redeemable convertible Class A preferred stock	20,000	-
Equity Issuance Cost	(417)	(31)
RSUs withheld to pay taxes	-	(1,067)
Net cash flows from financing activities	(44,959)	51,374

Net change in cash and cash equivalents	(10,542)	13,437
Cash and cash equivalents, beginning of period	18,695	10,079
Cash and cash equivalents, end of period	$8,153	$23,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,945	$7,010

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liability for common stock	$7,794	$1,050
Settlement of the FPA Termination Agreement in common stock	$2,000	$-
Issuance of common stock for services rendered	$7,149	$-
Proceeds allocation between sale of business and issuance of redeemable convertible Class A preferred stock	$3,922	$-
Fair value of derivatives issued as debt discount and issuance cost	$-	$12,739
Conversions of debt obligations to common stock	$-	$5,500
Conversions of related-party debt obligations to common stock	$-	$3,080
Equity issuance costs waived	$-	$6,364
Equity issuance costs settled with common stock	$-	$7,069
Loan commitment asset reclassed to deferred debt discount	$-	$2,062

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

Sale of Business – During the first quarter of 2024, the Company’s Board of Directors (“Board”) approved a plan to sell the Software-as-a-Service business (the “SaaS Business”). On May 7, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) and completed the sale of SaaS Business. In connection with the Sale, the Company recognized a gain of $59.7 million on the sale of SaaS Business during the period ended June 30, 2024 presented within the accompanying condensed consolidated statement of operations. See Note 4 for additional information. In conjunction to the sale of SaaS Business, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), an affiliate of Rodina Capital (“Rodina”). See Note 12 for additional information.

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s condensed consolidated financial statements include the accounts of Rubicon Technologies, Inc., and subsidiaries. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024 and Form 10-K/A filed with SEC on May 20, 2024 due to restatements related to additional paid-in capital and noncontrolling interest.

Liquidity and going concern consideration – The Company has historically incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of June 30, 2024. The Company has net income for the six months ended June 30, 2024, primarily driven by the gain on sale of its SaaS business, see Note 4 – Discontinued operations and business disposition for further details.

As of June 30, 2024, cash and cash equivalents totaled $8.2 million, accounts receivable totaled $54.8 million and unbilled accounts receivable totaled $54.9 million. Through the sale of SaaS Business, the Company received cash for a total amount of $81.7 million, of which $57 million was used to prepay the outstanding balances for the June 2023 Term Loan (as defined in Note 6) and the June 2023 Revolving Credit Facility (as defined in Note 6), $20 million was used to repay the outstanding balances for accounts payable, and $3.2 million was used to pay expenses incurred for the sale. Availability under the June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $0.2 million, and the June 2023 Revolving Credit Facility is scheduled to mature on March 9, 2025. In conjunction to the sale of SaaS Business, the Company also entered into side letters with lenders of the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan. All side letters required the Company to initiate a sale process to sell all or substantially all of the equity interests and assets of the Company within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balances of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the outstanding balances for the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan will become due in full within ten months of May 7, 2024. The side letters effectively accelerate the maturity of the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan, resulting in potential negative impacts on the Company’s cash position and liquidity. Pursuant to the Cantor Sales Agreement, the Company may offer and sell up to $50.0 million shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price the Company requests to deliver additional liquidity to the Company.

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

To address liquidity needs, the Company has been working to execute various initiatives to modify its operations to reduce spending and improve cash flow. Initiatives the Company has undertaken in recent periods include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Additionally, on May 7, 2024, the Company completed the sale of its SaaS Business (see Note 4 for further information) and entered into the Rodina SPA (see Note 12 for further information) which provided the Company with additional cash.

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

Revenue Recognition – The Company recognizes service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by the Company’s services. The Company recognizes recyclable commodity revenue at the point in time when the ownership, risks, and rewards transfer. The Company derives its revenue from waste removal, waste management and consultation services, software subscriptions prior to the disposition of the SaaS business (Note 4), and the sale of recyclable commodities.

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of June 30, 2024 and December 31, 2023 was insignificant.

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

Accounts Receivable and Contract Balances – Accounts receivable consist of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of June 30, 2024 and December 31, 2023, the allowances for accounts receivable and contract assets were $3.0 million and $2.7 million, respectively.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of June 30, 2024 and December 31, 2023, the Company’s continuing operations had unbilled receivables of $54.9 million and $75.6 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the six months ended June 30, 2024, the Company invoiced its customers $74.6 million pertaining to contract assets for services delivered prior to December 31, 2023. As further described in Note 4, $-0- million and $1.1 million of contract assets were classified to current assets of discontinued operations on the accompanying condensed balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance monthly basis. As of June 30, 2024 and December 31, 2023, the Company’s continuing operations had deferred revenue balances of $1.2 million and $1.5 million, respectively. During the six months ended June 30, 2024, the Company recognized $1.5 million of revenue that was included in the contract liabilities balance as of December 31, 2023. As further described in Note 4, $-0- million and $5.9 million of contract liabilities were classified to current liabilities held for sale on the accompanying condensed balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

Redeemable Convertible Preferred Class A Stock – The Company recorded its redeemable convertible preferred class A stock at the allocated issuance price, less issuance costs on the dates of issuance, May 7, 2024. The redeemable convertible preferred class A stock is classified outside of permanent equity as temporary equity in the condensed consolidated balance sheet. The redeemable convertible preferred class A stock is redeemable at the holder’s option when the redemption will not result in an event of default or similar concept under any existing debt agreements; upon certain change in control events that are outside of the Company’s control such as a change of control of the Company; or an event of insolvency. Holders also have the rights to receive their liquidation preference upon an event of insolvency. The Company has not adjusted the carrying values of the redeemable convertible preferred class A stock since it was not probable of becoming redeemable at June 30, 2024. Subsequent adjustments to the carrying values will be made only when it becomes probable that such redemption will occur. See Note 12 for additional information.

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

Earn-out Liabilities– Pursuant to the Merger Agreement, (i) Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of 186,064 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 1,112,605 Class B Units (as defined in Note 3) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”).

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

The Company accounts for these Earn-Out Interests as either equity-classified or liability-classified instruments based on an assessment of the specific terms (as further defined in Note 3) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ deficit on the consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Earn-Out Interests had a fair value of $-0- million and $0.1 million, respectively, with the changes in the fair value of $0.1 million recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 1.67% and (14.42)% of Holdings LLC’s net loss during the three and six months ended June 30, 2024 was allocated to noncontrolling interests (“NCI”), respectively.

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

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of June 30, 2024 or December 31, 2023, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax expense was $2.0 million and $0 for the three months ended June 30, 2024 and 2023, respectively, with an effective tax rate of 6.80% and (0.1)%, respectively. The Company’s income tax expense was $2.0 million and $0 million for the six months ended June 30, 2024 and 2023, respectively, with an effective tax rate of 17.57% and (0.1)%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to the changes in the deferred tax valuation allowance including a release of valuation allowance on net operating losses, expense related to the gain on the sale of the SaaS business, loss attributable to noncontrolling interest, and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities, warrant liabilities and derivatives. The Company’s net operating losses utilized are limited under Section 382 and were generated during 2022.

During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.3 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

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

A TRA liability is determined and recorded under ASC 450, “Contingencies”, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of June 30, 2024 or December 31, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in future periods.

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

Note 2—Recent accounting pronouncements

Accounting pronouncements issued, but not adopted as of June 30, 2024

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

Note 3—Revision of Prior Period Financial Statements

Revision of Previously Issued Condensed Consolidated Financial Statements

In connection with the preparation of the Company’s condensed consolidated financial statements for the quarter ended June 30, 2024, the Company noted that certain YA warrants (see Note 10) were improperly reclassified to equity from liability in the end of February 2024. Specifically, the Company (a) did not appropriately perform full analysis on all the terms within the agreement that could trigger liability classification resulting in an overstatement of shareholders’ equity and understatement of warrant liabilities; and (b) did not fair value warrant liabilities through the end of March 31, 2024 due to the reclassification of warrant liabilities to equity during the period ended March 31, 2024 resulting in an overstatement of the gain from the change in fair value of the YA warrants for the period ended March 31, 2024.

The Company has revised its condensed consolidated financial statements for the quarter ended March 31, 2024, and revised the impacted amounts within the accompanying notes to condensed consolidated financial statements. The Company elected to correct immaterial errors that it identified in the condensed consolidated financial statements as of and for the quarter ended March 31, 2024 previously issued.

Description of Revision Tables

The following tables present the revised amounts in the condensed consolidated financial statements as of and for the quarter ended March 31, 2024 including the revised amounts in the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of stockholders’ deficit, and the condensed consolidated statements of cash flows. The Revision Reference column corresponds to the listing of revision adjustments noted immediately above.

Revised amounts in the condensed consolidated balance sheets:

	March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Revised	Revision Reference
Current liabilities:
Warrant liabilities	$2,697	$10,598	$13,295	a, b
Total current liabilities	$226,013	$10,598	$236,611
Total liabilities	$333,270	$10,598	$343,868

Stockholders’ Deficit:
Additional paid-in capital	$267,772	$(9,772)	$258,000	a, b
Accumulated deficit	$(410,475)	$(770)	$(411,245)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	$(142,698)	$(10,542)	$(153,240)	b
Noncontrolling interests	$7,755	$(56)	$7,699	b
Total stockholders’ Deficit	$(134,943)	$(10,598)	$(145,541)	b
Total Liabilities and Stockholders’ Deficit	$198,327	$-	$198,327	a, b

Revised amounts in the condensed consolidated statements of operations:

	March 31, 2024
(in thousands)	As Previously Reported	Adjustments	As Revised	Revision Reference
Other Income (Expense):
Gain (loss) on change in fair value of warrant liabilities	$10,577	$(826)	$9,751	b
Total other expense	$(2,802)	$(826)	$(3,628)	b
Loss from continuing operations before income taxes	$(16,472)	$(826)	$(17,298)	b
Net loss from continuing operations	$(16,484)	$(826)	$(17,310)	b
Net loss	$(17,153)	$(826)	$(17,979)	b

Net loss from continuing operations attributable to noncontrolling interests	$(1,437)	$(56)	$(1,493)	b
Net loss from continuing operations attributable to Class A common stockholders	$(15,047)	$(770)	$(15,817)	b

Net loss from continuing operations per Class A Common shares – basis and diluted	$(0.33)	$(0.01)	$(0.34)	b

Condensed consolidated statements of stockholders’ deficit:

As Previously Reported:

	Common Stock – Class A		Additional Paid-in	Accumulated	Non controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Deficit
Exercise and conversion of liability classified warrants	3,831,232	$1	$4,023	$-	$-	$4,024

Reclassification of liability classified warrants to equity	-	-	10,845	-	-	10,845

Exercise and conversion of equity classified warrants	1,710,291	-	-	-	-	-

Net loss	-	-	-	(15,671)	(1,482)	(17,153)

Balance, March 31, 2024, as previously reported	52,406,059	$5	$267,772	$(410,475)	$7,755	$(134,943)

Revision impacts:

	Common Stock – Class A		Additional Paid-in	Accumulated	Non controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Deficit
Exercise and conversion of liability classified warrants	1,710,291	$-	$1,073	$-	$-	$1,073

Reclassification of liability classified warrants to equity	-	-	(10,845)	-	-	(10,845)

Exercise and conversion of equity classified warrants	(1,710,291)	-	-	-	-	-

Net loss	-	-	-	(826)	-	(826)

Revision impacts to balance, March 31, 2024	-	$5	$(9,772)	$(826)	$-	$(10,598)

As Revised:

	Common Stock –		Additional		Non
	Class A		Paid-in	Accumulated	controlling	Total
	Shares	Amount	Capital	Deficit	Interest	Deficit
Exercise and conversion of liability classified warrants	5,541,523	$1	$5,096	$-	$-	$5,097

Reclassification of liability classified warrants to equity	-	-	-	-	-	-

Exercise and conversion of equity classified warrants	-	-	-	-	-	-

Net loss	-	-	-	(16,497)	(1,482)	(17,979)

Balance, March 31, 2024, as revised	52,406,059	$5	$258,000	$(411,301)	$7,755	$(145,541)

Revised amounts in the condensed consolidated statements of cash flows:

	March 31, 2024
(in thousands)	As Previously Reported	Adjustments		As Revised	Revision Reference
Cash flows from operating activities:
Net loss	$(17,153)		$(826)	$(17,979)	b
Loss on change in fair value of warrant liabilities	$(10,577)		$826	$(9,751)	b
Net cash flows from operating activities – continuing operations	$(6,112)	$		$(6,112)	b
Net cash flows from operating activities	$(5,680)		$-	$(5,680)	b

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of liability classified warrants to equity	$10,845		$(10,845)	$-	a

Revised amounts and language in the Note 16, Fair value measurements, of the notes to the condensed consolidated financial statements:

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis for level 2 within the fair value hierarchy as of the dates indicated (in thousands):

	As of March 31, 2024
Liabilities	Level 3 (previously reported)	Adjustments	Level 3 (as revised)
Warrant liabilities	$-	$(10,598)	$(10,598)
Total	$-	$(10,598)	$(10,598)

The roll-forward schedule for level 3 classified warrant liabilities related to YA Warrants is as follows (in thousands):

Level 3 Roll-forward	YA Warrants Liabilities
December 31, 2023 balances	$-
Reclassified from level 2	(18,601)
Additions	-
Exercise of warrants	4,167
Changes in fair value	3,836
Reclassified to level 2	-
March 31, 2024 balances, as revised	$(10,598)

Warrant liabilities – The outstanding warrants which were classified as warrant liabilities, as of June 30, 2024, were the YA Warrant and the June 2023 Term Loan Warrants. The June 2023 Term Loan Warrants were classified as level 2. The YA warrant liabilities were classified to level 3 as of June 30, 2024 and level 2 as of December 31, 2023, respectively. The sole underlying asset of the outstanding warrant liabilities of level 2 warrant liabilities as of March 31, 2024 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities for the June 2023 Term Loan Warrants were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of March 31, 2024 were minimal ($0.08 per Class A Common Stock share) and did not have significant impact to the fair value measurements of these warrants. The fair value of the YA Warrant liability was determined using the redemption value of the warrant upon the occurrence of a Fundamental Transaction, as defined in the Warrant Agreement. See Note 10 for further information regarding the warrant liabilities.

Note 4—Discontinued Operations and Business Disposition

Discontinued Operations

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

The Company only has one reporting unit. The SaaS Business met the criteria for classification as held for sale and discontinued operations, therefore, goodwill is allocated to noncurrent assets of discontinued operations on the accompanying balance sheets as December 31, 2023 based on the relative fair value of the SaaS Business and the remaining business.

On May 7, 2024, the Company entered into an agreement to sell the SaaS Business to an entity affiliated with Andres Chico, chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock. Refer to Business disposition below for further discussion on the sale of the SaaS business.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the SaaS Business disposed as of May 7, 2024 (disposition date) and December 31, 2023 (in thousands):

Assets and Liabilities of Discontinued Operations	May 7, 2024	December 31, 2023
Accounts receivable, net	$680	$4,047
Contract assets, net	-	1,054
Prepaid expenses	83	108
Other current assets	129	48
Current assets of discontinued operations	892	5,257
Deferred commissions	142	-
Property and equipment, net	787	793
Goodwill	11,440	12,260
Intangible assets, net	318	550
Total assets of discontinued operations	$13,579	$18,860

Accrued expenses	$645	$356
Contract liabilities	6,697	5,860
Current liabilities of discontinued operations	$7,342	$6,216

The results of operations are recorded as net loss from discontinued operations, net of tax on the accompanying condensed consolidated statements of operations for all periods presented. The following table presents the aggregate results of discontinued operations of the SaaS Business for three months ended June 30, 2024 and 2023 (in thousands):

Results of Discontinued Operations	June 30, 2024	June 30, 2023
Revenue: Service	$1,045	$2,614
Cost of revenue (exclusive of amortization and depreciation): Service	440	887
Sales and marketing	593	800
Product development	277	656
General and administrative	79	234
Amortization and depreciation	112	270
Total costs and expense	1,501	2,847
Loss before income taxes	(456)	(233)
Pre-tax gain on sale of discontinued operations	59,674	-
Income taxes expenses	(1,881)	-
Net income (loss) from discontinued operations, net of taxes	$57,337	$(233)

The results of operations are recorded as net loss from discontinued operations, net of tax on the accompanying condensed consolidated statements of operations for all periods presented. The following table presents the aggregate results of discontinued operations of the SaaS Business for six months ended June 30, 2024 and 2023 (in thousands):

Results of Discontinued Operations	June 30, 2024	June 30, 2023
Revenue: Service	$4,058	$4,656
Cost of revenue (exclusive of amortization and depreciation): Service	1,440	1,374
Sales and marketing	2,093	1,630
Product development	977	1,307
General and administrative	279	193
Amortization and depreciation	394	518
Total costs and expense	1,501	2,847
Loss before income taxes	(1,125)	(366)
Pre-tax gain on sale of discontinued operations	59,674	-
Income taxes expenses	(1,881)	-
Net income (loss) from discontinued operations, net of taxes	$56,668	$(366)

Business Disposition

On May 7, 2024, the Company completed the sale of the SaaS Business to an entity affiliated with Andres Chico, chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock. The total consideration was $61.7 million, which was calculated based on total closing date consideration of $68.2 million minus the working capital adjustment of $6.5 million. In conjunction with the sale of the SaaS business, on May 7, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), which is also commonly controlled by Andres Chico and Jose Miguel Enrich. Pursuant to the SPA, the Company issued and sold to the Buyer 20,000 shares of Series A Convertible Perpetual Preferred Stock, at $0.0001 par value per share (the “Preferred Stock”), for an aggregate purchase price of $20 million. The Company evaluated both events and identified two units of accounting, which is the Asset Purchase Agreement (“APA”) of the sale of the SaaS business and the SPA of the issuance of Series A Convertible Perpetual Preferred Stock. As such, the total cash proceeds from the sale of the SaaS business and the issuance of Series A Convertible Perpetual Preferred Stock were allocated between the two transactions based on the relative fair value of the SaaS business and the Series A Convertible Perpetual Preferred Stock, resulting in $65.9 million allocated to the sale of the SaaS business and $16.1 million allocated to the issuance of the Series A Convertible Perpetual Preferred Stock (See Note 12).

The APA provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business, after the transaction, achieves a certain annual recurring revenue target on or prior to December 31, 2024. The potential earn-out payment will be decreased by the amount of contingent payment of $2.5 million from the “Take-private Transaction” discussed below. Given that the earn-out payment depends on the SaaS business sold achieving a certain level of annual recurring revenue target, the earnout consideration is not accounted for as derivative. The Company records the earnout consideration at its fair value at the transaction date and determined that the fair value of the earn-out payment was $0.3 million at the closing of the transaction on May 7, 2024, and recognized a $0.3 million contingent consideration receivable on its condensed consolidated balance sheet as of June 30, 2024 since the fair value of the earn-out consideration did not change significantly. The Company will perform subsequent assessments at each reporting date to evaluate and adjust the fair value for the receivable, if needed.

Additionally, the APA also provides a contingent payment of $2.5 million from the Buyer if the shareholder approval of a “Take-private Transaction” with the Buyer or the Buyer’s affiliates occurs prior to December 31, 2024. In order for the Company to receive the contingent payment of $2.5 million, a business combination, a merger, or other change of control must occur between the Buyer or the Buyer’s Affiliates or the Buyer’s Parent resulting in a delisting and deregistration of the Company’s stock with the SEC. The payment of the $2.5 million is based on a binary event, which is a business combination, which either occurs or does not occur and is outside the control of the Company. Therefore, this contingent payment of $2.5 million does not qualify as a derivative, and is concluded as a contingent gain, which is recognized when it occurs.

To determine the gain derived from the sale of the SaaS business, the Company performed the calculation based on the allocated proceeds of the sale of the SaaS business and the closing balances of the SaaS businesses reported as of May 7, 2024, which consisted of total assets in the amount of $13.6 million, total liabilities of $7.3 million, for a net assets disposed of $6.3 million, compared to the allocated proceeds of $65.9 million. As such, the Company recognized $59.7 million in gain from the sale of the SaaS business on May 7, 2024.

The Company has only one reporting unit and evaluates goodwill for impairment at the single reporting unit level. As a result, there is no goodwill assigned specifically to the SaaS business and goodwill pertaining to the sale of the SaaS business is allocated based on the relative fair value of the SaaS Business and the remaining business. As such, the Company allocated goodwill in the amount of $11.4 million to the SaaS business at the close of the sale on May 7, 2024, at which such goodwill was part of total assets in the gain calculation above.

Note 5—Property and equipment

Property and equipment, net is comprised of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Computers, equipment and software	$2,361	$2,324
Furniture and fixtures	210	210
Leasehold improvements	1,495	1,441
Total property and equipment	4,066	3,975
Less accumulated amortization and depreciation	(3,600)	(3,343)
Total property and equipment, net	$466	$632

Property and equipment of discontinued operations:
Customer equipment	$-	$1,891
Less: accumulated amortization and depreciation	-	(1,098)
Total property and equipment, net	$-	$793

Property and equipment amortization and depreciation expense of continuing operations for the three months ended June 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. Property and equipment amortization and depreciation expense of continuing operations for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.7 million, respectively. As further described in Note 4, $1.9 million of customer equipment and $1.1 million of related accumulated depreciation were classified to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023. On May 7, 2024, $2.0 million of customer equipment and $1.3 million of related accumulated depreciation were disposed as part of the sale of the SaaS business.

Note 6—Debt

Revolving Credit Facilities

Revolving Credit Facility – On December 14, 2018, the Company entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60%. On February 7, 2023, the Company entered into an amendment to the Revolving Credit Facility, which increased the maximum borrowing amount to $75.0 million and amended the interest rate to between 4.8% up to SOFR plus 4.9%. On March 22, 2023, the Company entered into another amendment which included a modification of the maturity date and a lender’s consent to an amendment to the Subordinated Term Loan agreement. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications.

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the statement of operations for the year ended December 31, 2023.

June 2023 Revolving Credit Facility – On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.7% as of June 30, 2024). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

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

On May 7, 2024, the Company entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) the Company agreed to make a partial prepayment of $11.4 million upon close of the sale of SaaS Business. Concurrently, the Company executed a side letter with the lender of the June 2023 Revolving Credit Facility, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interests and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Revolving Credit Facility will become due in full within ten months of May 7, 2024. The Company prepaid the $11.4 million at the close of the sale of SaaS Business on May 7, 2024. The prepayment did not result a change in the borrowing capacity of June 2023 Revolving Credit Facility.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Revolving Credit Facility amendments were debt modifications and not extinguishments.

As of June 30, 2024, the Company’s total outstanding borrowings under the Line of Credit were $72.0 million and $0.2 million remained available to draw, after accounting for all the changes discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants. As of June 30, 2024, the Company was in compliance with these financial covenants.

The Company capitalized $2.9 million in deferred debt charges related to the June 2023 Revolving Credit Facility during the year ended December 31, 2023, which has been recorded to prepaid expenses on the accompanying condensed consolidated balance sheet and are amortized over the remaining term of the June 2023 Revolving Credit Facility. The deferred debt charges balances as of June 30, 2024 and December 31, 2023 were $1.8 million and $2.3 million, respectively. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.5 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

On February 7, 2023, the Company entered into an amendment, which (i) amended the interest rate to SOFR plus 9.6% and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023 and recorded $0.8 million as a loss on extinguishments of debt obligations on the accompanying consolidated statements of operations.

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

The maturity of the Subordinated Term Loan was subsequently extended to December 31, 2023 with the amendment entered into on November 18, 2022. On March 22, 2023, the Company entered into an amendment modifying its maturity date to March 29, 2024, which was subsequently amended to May 23, 2024 with an amendment entered into on May 19, 2023. Concurrently, the Company entered into amendments to the Subordinated Term Loan Warrants agreements (see Note 10 for further information regarding the Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement).

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

On May 7, 2024, the Company entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, the lender consented to the sale of the SaaS Business. Concurrently, the Company executed a side letter with the lender of the Subordinated Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interest and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the Subordinated Term Loan will become due in full within ten months of May 7, 2024.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that these Subordinate Term Loan amendments were debt modifications and not extinguishments.

The Company capitalized $12.5 million in deferred debt charges related to the Subordinated Term Loan during the year ended December 31, 2023. Balance of deferred debt charges as of June 30, 2024 and December 31, 2023 was $7.9 million and $10.3 million, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $1.3 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $2.4 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

June 2023 Term Loan – On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind since September 2023. As of June 30, 2024, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 10 for further information regarding the June 2023 Term Loan Warrants).

On May 7, 2024, the Company entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the sale of SaaS Business and (ii) the Company agreed to make a partial prepayment of $45.6 million, including $43.4 million of the principal and $2.2 million of the accrued exit fee, upon close of the SaaS Business sale. On May 15, 2024, the Company executed a side letter with one of the three lenders of the June 2023 Term Loan, and interest rate (including cash interest and paid-in-kind interest) was capped at 14%. The side letter also included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interests and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Term Loan will become due in full within ten months of May 7, 2024.

In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the prepayment of $45.6 million under the amendments to the June 2023 Term Loan was a partial extinguishment of the debt obligation and a debt modification for the remaining debt obligation. The Company recorded $8.5 million as a loss on extinguishments of debt obligations on the accompanying consolidated statements of operations for the partial extinguishment of the debt obligation.

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the ended December 31, 2023. Balance of deferred debt charges as of June 30, 2024 and December 31, 2023 was $6.6 million and $19.5 million, respectively. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $1.7 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $4.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Excess Availability Reserve”). During the terms of the agreements, the Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of June 30, 2024, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

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

On September 15, 2023, the Company entered into an amendment to the Insider Convertible Debentures held by three entities affiliated with Andres Chico and Jose Miguel Enrich. The amendment lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt extinguishment. As of the amendment date, the Company recognized $0.9 million of loss on debt extinguishment on the consolidated statement of operations. Concurrently, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock (the “Rodina Warrant”) (See Note 10 for further information regarding the Rodina Warrant).

The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through June 30, 2024, which the Company elected to capitalize to the principal, in related-party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of June 30, 2024. The Company capitalized $0.2 million and $0.2 million of accrued interest to the principal of the Insider Convertible Debentures during the three months ended June 30, 2024 and 2023, respectively. The Company capitalized $0.4 million and $0.4 million of accrued interest to the principal of the Insider Convertible Debentures during the six months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through June 30, 2024.

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

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through June 30, 2024 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of June 30, 2024. The Company capitalized insignificant amount of accrued interest to the principal of the Third Party Convertible Debentures during the three and six months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three and six months ended June 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through June 30, 2024.

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

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through June 30, 2024 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheet as of June 30, 2024. The Company capitalized $0.2 million and $0.1 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three months ended June 30, 2024 and 2023, respectively. The Company capitalized $0.4 million and $0.2 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the six months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was insignificant and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was insignificant and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through June 30, 2024.

Components of the Company’s debt obligations were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Term loan balance	$65,445	$109,422
Convertible debt balance	1,512	1,467
Related-party convertible debt balance	19,214	18,424
Less: unamortized deferred debt charges	(16,460)	(32,010)
Total borrowed	69,711	97,303
Less: short-term debt obligation balance	(50,926)	-
Long-term debt obligation balance	$18,785	$97,303

At June 30, 2024, the future aggregate maturities of long-term debt for the remainder of 2024 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2024	$-
2025	65,445
2026	20,726
Total	$86,171

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $8.0 million and $8.8 million for the three months ended June 30, 2024 and 2023, respectively. The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $19.2 million and $16.5 million for the six months ended June 30, 2024 and 2023, respectively.

Note 7—Accrued expenses

Accrued expenses consist of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accrued hauler expenses	$44,697	$63,367
Accrued compensation	7,029	4,221
FPA Settlement Liability (as defined in Note 11)	-	2,000
Accrued income taxes	1,881	-
Other accrued expenses	9,307	7,057
Total accrued expenses	$62,914	$76,645

Accrued expenses of discontinued operations:
Accrued expenses	$-	$356

During the six months ended June 30, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statement of operations for the six months ended June 30, 2023. No such RSU awards were granted during the three and six months ended June 30, 2024.

During the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026. As a result, the Company recognized related liabilities of $1.9 million and $2.2 million in accrued expenses and $2.6 million and $3.4 million in other long-term liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. See Note 17 for further information.

As further described in Note 4, the Company reported $1.9 million accrued income tax liabilities from discontinued operations, as of June 30, 2024, as a result of the sale of the SaaS Business; and $0.4 million of accrued expenses were classified to current liabilities of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023.

Note 8—Goodwill and other intangibles

There were no additions to goodwill during the six months ended June 30, 2024 or the year ended December 31, 2023. No impairment of goodwill was identified for the three or six months ended June 30, 2024 or the year ended December 31, 2023.

Goodwill consisted of the following (in thousands):

Balance at December 31, 2023	$32,132
Balance allocated to SaaS business	(11,440)
Balance at June 30, 2024	$20,692

Intangible assets consisted of the following (in thousands, except years):

	June 30, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(15,980)	4,996
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(18,455)	4,996
Domain Name	Indefinite	835	-	835
Total intangible assets		$24,286	$(18,455)	$5,831

	December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets of continuing operations:
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(14,700)	6,276
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(17,175)	6,276
Domain Name	Indefinite	835	-	835
Total intangible assets		$24,286	$(17,175)	$7,111

Intangible assets of discontinued operations:
Technology	3	1,981	(1,431)	550
Total intangible assets of discontinued operations		$1,981	$(1,431)	$550

Amortization expense for intangible assets of continuing operations was $0.8 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets of continuing operations was $1.6 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Future amortization expense for the remainder of 2024 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2024	$1,280
2025	2,559
2026	1,157
Total future amortization of intangible assets	$4,996

As further described in Note 4, $2.0 million of technology intangible assets, $1.4 million of related accumulated amortization and $11.4 million of goodwill were reallocated to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheet as of December 31, 2023. On May 7, 2024, $2.0 million of technology intangible assets, $1.7 million of related accumulated amortization and $11.4 million of goodwill allocated to noncurrent assets of discontinued operations were disposed as part of the sale of the SaaS business.

Note 9—Stockholders’ deficit

The table set forth below reflects information about the Company’s equity as of June 30, 2024:

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	68,914,542	68,914,542
Class V Common Stock	275,000,000	776,097	776,097
Preferred Stock	10,000,000	-	-
Total shares as of June 30, 2024	975,000,000	69,690,639	69,690,639

The table set forth below reflects information about the Company’s equity as of December 31, 2023:

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	39,643,584	39,643,584
Class V Common Stock	275,000,000	4,425,388	4,425,388
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2023	975,000,000	44,068,972	44,068,972

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

During the three months and six months ended June 30, 2024, 298,802 and 3,649,291 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock, respectively. During the three and six months ended June 30, 2023, -0- and 80,060,825 shares of Class V Common Stock were exchanged to the equal number of shares of Class A Common Stock, respectively.

Note 10—Warrants

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 3,752,107 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $92.00 per share. Of these warrants, the 1,976,560 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 1,775,547 Private Warrants were originally issued in a private placement in connection with the IPO. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the IPO Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants have been exercised through June 30, 2024. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

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

Rodina Warrant – On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of June 30, 2024.

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

On November 18, 2022, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which increased the number of shares of Class A Common Stock the lender has the right to purchase up to $2.6 million, caused the Subordinated Term Loan Warrants to be immediately exercisable upon execution of the amendment, and increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants would earn.

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

On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. During the year ended December 31, 2023, the Additional Subordinated Term Loan Warrants in amount of $3.7 million were exercised and converted to 1,355,045 shares of Class A Common Stock and reclassified from liability to stockholders’ deficit. During the three months ended June 30, 2024, the outstanding Additional Subordinated Term Loan Warrants in amount of $1.8 million were exercised and converted to 4,606,712 shares of Class A Common Stock in stockholders’ deficit. During the six months ended June 30, 2024, the outstanding Additional Subordinated Term Loan Warrants in amount of $2.9 million were exercised and converted to 6,043,438 shares of Class A Common Stock in stockholders’ deficit. As of June 30, 2024, $0.7 million of the Subordinated Term Loan Warrants were outstanding and recorded in warrant liabilities on the accompanying condensed consolidated balance sheet.

In June 2024, one of the holders of the Subordinated Term Loan Warrants notified the Company that it had sold the shares subject to the warrant make-whole term and the make-whole amount in scope of the Make-Whole Agreement. The holder further indicated that a recuperation of the difference between the value of the in-scope warrant issued and sale value of such warrant will be required and the settlement will be paid in cash when the Company becomes private. The Company remeasured the fair value of the derivative to the settlement amount of $1.9 million on the agreement execution date, derecognized the derivative liabilities, and recognized the settlement amount as accrued expense in other current liability as of June 30, 2024. The change of fair value at remeasurement was $0.3 million.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are described in Note 17. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

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

The Company initially determined that the YA Warrant required liability classification pursuant to ASC 480 until the 6-month Reset Price was set on February 28, 2024. While the YA Warrant was liability classified, the outstanding YA Warrant was recognized as warrant liability on the consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the consolidated statements of operations. During the year ended December 31, 2023, the Company issued 499,975 shares of Class A Common Stock for partial exercise of the YA Warrant. The Company measured the fair value of the YA Warrant as of December 31, 2023 and recognized $18.6 million of warrant liability on the accompanying condensed consolidated balance sheets.

The Company also determined that the YA Warrant is within the scope of ASC 815-40 where in the event of a purchase offer, tender offer, or exchange offer where holders of 50% or more of the total voting power of the Company’s Class A Common Stock sell, tender or exchange their shares for other securities, cash or property the holders of the YA Warrant have the option to receive cash equal to the product of $20,000,000 multiplied by the quotient of the number of Warrant shares called for by the Warrant divided by the original number of Warrant Shares underlying the Warrant. The Company determined that a tender offer or exchange event is outside the control of the Company and upon the consummation of a tender offer event it is possible that a change of control of the company will not have occurred. As a result, the warrants could be cash settled upon an event outside the Company’s control and it is possible that less than all or substantially all of the Class A Shares would be eligible to receive cash and the provision that would result in the cash settlement would not lead to a change in control of the Company due to the existence of the Class V shares.

During the three and six months ended June 30, 2024, the Company issued 2,987,639 and 7,092,436 shares of Class A Common Stock for partial exercise of the YA Warrant, respectively. No warrants were exercised during the three and six months ended June 30, 2023.

Advisor Warrant – Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022, the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.08 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ deficit on the issuance date. Since the issuance through June 30, 2024, the Advisor Warrant was not exercised.

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

On May 7, 2024, the Company entered into an amendment to the June 2023 Term Loan Warrants, which extended the period wherein if a dividend or stock split occurred, the number of shares issuable under the warrants are proportionally increase such that the warrant holders are not diluted by the stock dividend or stock split. The amendment extended such period from 18 months to 30 months.

The Company measured the fair value of the June 2023 Term Loan Warrants as of June 30, 2024 and December 31, 2023, and recognized $0.5 million and $7.9 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively, with the change in fair value of $1.7 million and $7.4 million recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively. Since the issuance through June 30, 2024, none of the June 2023 Term Loan Warrants were exercised.

Note 11—Forward Purchase Agreement

On August 4, 2022, the Company and the FPA Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) six months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277,765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the consolidated balance sheet. The $2.0 million obligation (the “FPA Settlement Liability”) was included in accrued expenses on the accompanying condensed consolidated balance sheet as of December 31, 2023 and settled by issuance of 1,656,727 shares of Class A Common Stock in February 2024 and $0.8 million cash payment made by the Company in March 2024. No other activities occurred during the three months and six months ended on June 30, 2024.

Note 12—Redeemable Convertible Preferred Class A Stock

On May 7, 2024 (the “Original Issue Date”), in conjunction to the sale of SaaS business (see Note 4), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), an affiliate of Rodina Capital (“Rodina”), which is an affiliate of Mr. Andres Chico and Mr. Jose Miguel Enrich. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Buyer 20,000 shares of Series A Convertible Perpetual Preferred Stock, at $0.0001 par value per share (the “Preferred Stock”), for an aggregate purchase price of $20 million. After the issuance of the Series A Convertible Perpetual Preferred Stock, the Rodina entities and affiliates effectively had over 65% ownership of the Company on a fully diluted basis.

The Series A Convertible Perpetual Preferred Stock include the following rights:

Dividends – The holders of the Series A Convertible Perpetual Preferred Stock are entitled to participate in all dividends declared on the common stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 8% per annum, which will increase by 1% per annum starting on the second anniversary of the Original Issue Date and up to a maximum 11% per annum. The dividend rate is subject to increase under certain specified circumstances. The dividend will be accrued daily from the Original Issue Date, whether or not declared. In the event the dividends are not declared and paid, the dividends otherwise payable will continue to accrue daily and will be compounded quarterly. The cumulated dividend for the three months and six months ended June 30, 2024 was $0.2 million.

Liquidation – In the event of any liquidation event, the holders Preferred Stock are entitled to receive, on a pari passu basis, assets of the Company available for distribution to its stockholders. The Preferred Stock ranks senior to the common stock with respect to dividend rights and rights on the distribution of assets in the event of a liquidation, dissolution or winding up of the affairs of the Company, ranks pari passu with any parity securities, and ranks junior to secured and unsecured indebtedness and other senior class of stocks. The Preferred Stock has a Liquidation Preference equal to the greater of (i) the initial stated value of $1,000, increased by compound dividend and accrued but unpaid dividends per share (the “Accumulated Stated Value”), and (ii) the amount per share of Preferred Stock that a holder would have received if such holder, immediately prior to such liquidation event, converted such share into Common Stock. The aggregate liquidation preference amount was $20.2 million based on the Accumulated Stated Value at June 30, 2024.

If the remaining assets available for distribution to stockholders were insufficient, the holders of the Preferred Stock will receive distributions ratably among the holders of Preferred Stock and common stock in proportion to the respective full preferential amounts.

Voting Rights – The holders of the Series A Convertible Perpetual Preferred Stock are entitled to vote as a single class with the holders of the Common Stock, with a vote equal to the number of shares of Common Stock into which the Preferred Stock could be converted.

Conversion – The Series A Convertible Perpetual Preferred Stock is convertible at any time into a number of shares of Common Stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated by dividing (i) the sum of (A) the Accumulated Stated Value, plus (B) compounded dividends (if such dividends have not yet been added to the Accumulated Stated Value) plus (C) accrued and unpaid dividends for the most recent period by (ii) the Conversion Price(initially $0.35 per share and is subject to certain anti-dilution adjustments) in effect immediately prior to the conversion..

Anti-Dilution Adjustments – The Series A Convertible Perpetual Preferred Stock is subject to anti-dilution adjustment upon the occurrence of certain events, including issuance of subdivisions or combination of common stock, stock dividends or distributions to holders of common stock, distribution of certain rights, options or warrants to holders of common stock, distribution of certain equity securities, indebtedness, other securities, assets or properties, tender offer, exchange offer, and the occurrence of reorganization events, subject to limitations set forth in the Certificate of Designations.

Redemption – The Series A Convertible Perpetual Preferred Stock is redeemable at any time after the latest maturity date (the first date on which the Company satisfies its obligation outlined in the Certificate of Designations of the Preferred Stock that does not cause an event of default under existing debt agreements) at the option of the holders into a number of shares of common stock based on a Redemption Price set in accordance with the Certificate of Designations of the Preferred Stock. The Redemption Price is calculated the greatest of (i) the Accumulated Stated Value, (ii) the product of (A) the number of shares of common stock such Preferred Stock is convertible into at the Conversion Price immediately prior to the redemption multiplied by (B) the greater of (x) the current market price of the Company’s stock on the trading day prior to the redemption date and (y) the last reported sale price of the Company’s stock on the trading day prior to the redemption date, and (iii) the product of 2 multiplied by the initial stated value of $1,000. The aggregate redemption amount was $20.2 million based on the Accumulated Stated Value at June 30, 2024.

The Series A Convertible Perpetual Preferred Stock is redeemable at the option of the Company into a number of shares of common stock based on a Redemption Price upon a change of control that is outside of the Company’s control. All of the Preferred Stock will be redeemed into a number of shares of common stock based on the Liquidation Preference upon the occurrence of an of an insolvency event.

Registration Rights – On May 7, 2024, the Company entered into a Registration Rights Agreement (the “RRA”) with the holders of the Series A Convertible Perpetual Preferred Stock, pursuant to which, among other things, and on the terms and subject to certain limitations set forth therein, the Company was obligated to file a registration statement registering the sale or distribution of shares of common stock held by any holder, including any shares of common stock acquired by any holder pursuant to the conversion of the Preferred Stock, and any other securities upon the exercise of any option, warrant or right or the conversion or exchange of any convertible or exchangeable securities (the “Registrable Securities”). In addition, pursuant to the RRA, the holders have the right to require the Company, subject to certain limitations, to effect a sale of any or all of their Registrable Securities by means of shelf registration and piggyback registration.

The total cash proceeds from the issuance of the Series A Convertible Perpetual Preferred Stock and the sale of SaaS business were allocated to the two transactions based on the relative fair value of these transactions. Therefore, the Company recorded the issuance of the Series A Convertible Perpetual Preferred Stock at $15.7 million, net of issuance costs of $0.4 million on the issuance date of May 7, 2024. The redeemable convertible preferred stock is classified outside of permanent equity as temporary equity in the condensed consolidated balance sheet as of June 30, 2024. The Company has not adjusted the carrying value of the redeemable convertible preferred class A stock since it was not probable of becoming redeemable at June 30, 2024. Subsequent adjustments to the carrying values will be made only when it becomes probable that such redemption will occur.

Note 13—Cantor Sales Agreement

On September 5, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. The Company has no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Class A Common Stock requested to be sold by the Company. Under the terms of the Cantor Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of the Company’s sales of shares of Class A Common Stock reach $50.0 million in total unless early terminated under the terms of the Cantor Sales Agreement. The Company did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through June 30, 2024.

Note 14—Equity-based compensation

During the three and six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation related to the 2022 Plans (as defined below).

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

The following represents a summary of the Company’s RSU activity and related information during the six months ended June 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2023	518,625	$10.02
Granted	-	-
Vested	(203,932)	9.66
Forfeited/redeemed	(9,147)	15.84
Nonvested – June 30, 2024	305,546	$10.09

The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $0.5 million and $1.8 million in total equity compensation costs for the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1.1 million and $11.1 million in total equity compensation costs for the six months ended June 30, 2024 and 2023, respectively.

Some of RSUs settled during the six months ended June 30, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of June 30, 2024, there were 206,906 vested RSUs and 17,331 vested DSUs remaining which are expected to be settled in shares of Class A Common Stock.

As of June 30, 2024, the total unrecognized compensation cost related to outstanding RSUs was $3.1 million, which the Company expects to recognize over a weighted-average period of 1.1 years.

Note 15—Earnings (Loss) per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three and six months ended June 30, 2024. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and six months ended June 30, 2024 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Numerator:
Net loss from continuing operations	$(29,999)	$(47,307)
Net loss continuing operations attributable to noncontrolling interests	479	1,915
Allocation of undistributed net earnings to participating securities	10,872	11,186
Allocation of undistributed net income from continuing operations of Class A common stockholders	$(18,648)	$(34,206)

Net income from discontinued operations	$57,337	$56,668
Net income discontinued operations attributable to noncontrolling interests	(960)	(915)
Allocation of undistributed net earnings to participating securities	(20,762)	(13,739)
Allocation of undistributed net income from discontinued operations of Rubicon Technologies, Inc.	$35,615	$42,014

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic	58,854,594	52,461,596
Weighted average shares of Class A Common Stock outstanding – Diluted	58,854,594	52,461,596

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted	$(0.32)	$(0.65)
Net earnings from discontinued operations per share attributable to Class A Common Stock – Basic and diluted	$0.61	$0.80
Net earnings per Class A Common share – basic and diluted	$0.29	$0.15

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and six months ended June 30, 2023 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Numerator:
Net loss from continuing operations	$(22,584)	$(31,902)
Net loss continuing operations attributable to noncontrolling interests	(9,508)	(15,742)
Net loss: attributable to continuing operations of Rubicon Technologies, Inc.	$(13,076)	$(16,160)

Net loss from discontinued operations	$(233)	$(366)
Net loss discontinued operations attributable to noncontrolling interests	(107)	(195)
Net loss: attributable to discontinued operations of Rubicon Technologies, Inc.	$(126)	$(171)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted*	13,276,407	10,367,920

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted*	$(0.98)	$(1.56)
Net loss from discontinued operations per share attributable to Class A Common Stock – Basic and diluted*	$(0.01)	$(0.02)

*	The Company effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) on September 29, 2023. Pursuant to the reverse stock split, every eight shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. Therefore, the weighted average share of Class A Common Stock outstanding – basic and diluted, and loss per share attributable for Class A Common Stock for continuing operations and discontinued operations have been retroactively adjusted.

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

-	Potential conversion of the Redeemable Convertible Preferred Stock.

Note 16—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of June 30, 2024
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(1,179)	$(8,327)
Additional Subordinated Term Loan Warrants Derivative	-	-	(8,275)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(550)
Total	$-	$(1,179)	$(17,152)

	As of December 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,493)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(11,045)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(2,013)
Total	$-	$(26,493)	$(13,058)

Level 3 Rollfoward	YA Warrants Liabilities	Additional Subordinated Term Loan Warrants Derivative	Subordinated Term Loan Warrants Make-Whole Derivative
December 31, 2023 balances	$-	$(11,045)	$(2,013)
Reclassified from level 2	(18,601)	-	-
Additions	-	-	-
Exercise of warrants	4,167	-	-
Changes in fair value	3,836	(367)	(138)
Reclassified to level 2	-	1,650	-
March 31, 2024 balances	$(10,598)	$(9,762)	$(2,151)
Additions	-	-	-
Exercise of warrants	752	-	-
Changes in fair value	1,519	(388)	(333)
Derecognition of derivative	-	-	1,934
Reclassified to level 2	-	1,875	-
June 30, 2024 balances	$(8,327)	$(8,275)	$(550)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The outstanding warrants which were classified as warrant liabilities, as of June 30, 2024, were the YA Warrant and the June 2023 Term Loan Warrants. The June 2023 Term Loan Warrants were classified as level 2. The YA warrant liabilities were classified to level 3 as of June 30, 2024 and level 2 as of December 31, 2023, respectively. The sole underlying asset of the outstanding warrant liabilities as of June 30, 2024 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities for the June 2023 Term Loan Warrants were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of June 30, 2024 were minimal ($0.08 per Class A Common Stock share) and did not have significant impact to the fair value measurements of these warrants. The fair value of the YA Warrant liability was determined using the redemption value of the warrant upon the occurrence of a Fundamental Transaction, as defined in the Warrant Agreement. See Note 10 for further information regarding the warrant liabilities.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value the Additional Subordinated Term Loan Warrants earn was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of the Subordinated Term Loan remaining unpaid through its maturity, which the Company determined to be approximately 75% as of March 22, 2023, which was the execution date of the second amendment to the Subordinated Term Loan, and approximately 100% as of June 30, 2024. As June 30, 2024, the Company applied a discount rate of 15.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative at the end of each reporting period in derivative liabilities on the consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the Subordinated Term Loan Warrants Make-Whole Derivative fair value measurements as of measurement dates:

	As of	As of
	June 30,	December 31,
	2024	2023
Price of Class A Common Stock	$0.12	$1.85
Strike Price of Class A Common Stock	$18.96	$18.96
Risk-free interest rate	4.50%	3.90%
Expected volatility	95.0%	85.0%
Expiration Date	December 12, 2027	December 12, 2027

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

The Company has received demand letters from four former employees in connection with incentive equity compensation that these individuals believe were due to them pursuant to their employment agreement. The Company has subsequently reached settlement agreements with these four former employees. The Company paid $0.6 million and $2.2 million to these employees for the three months and six months ended June 30, 2024, respectively.  The Company further received a demand letter from a current employee for incentive equity compensation that the employee believes is due pursuant to an employment agreement with the Company. The Company is currently evaluating the demand letter and working to resolve the issue.

On August 15, 2024, a lawsuit was filed against the Company by Jefferies LLC (“Jefferies”) in New York State Supreme Court, New York Count (Manhattan) (Jefferies LLC v. Rubicon Technologies, Inc.). Jefferies’ complaint alleges that the Company has failed to pay Jefferies a deferred discount fee of approximately $7,000,000 in breach of an Underwriting Agreement dated October 14, 2021, as amended, between Jefferies and the Company. The Company is currently evaluating the claim.

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

Management Rollover Settlement

As further described in Note 7, during the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $1.9 million is coming due in the next 12 months of June 30, 2024 and $2.6 million thereafter.

Note 18—Related party transactions

PIPE Software services subscription – The Company entered into a software services subscription agreement with Palantir Technologies Inc., a PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023, and September 30, 2023. The term of the amended agreement is through December 31, 2024. As of June 30, 2024, $11.3 million will become due in the next 12 months. The amended agreement provides the Company with the option, in its sole discretion, to settle the $7.5 million subscription fees which are scheduled to become due through June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each payment for December 2023, March 2024 and June 2024 the Company makes in Class A Common Stock, the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor. During the six months ended June 30, 2024, the Company issued 10,669,485 shares of Common Stock to the PIPE Investor to settle $7.5 million of the fee for the subscription from October 1, 2023 to March 31, 2024.

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

Sale of the SaaS Business – As further disclosed under Note 4, on May 7, 2024, the Company entered into an agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich, to sell the SaaS Business for a purchase price of $68.2 million. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieve a certain annual recurring revenue target on or prior to December 31, 2024. See further disclosed under Note 4.

The Company also entered into a Transition Service Agreement (“TSA”) with the buyer of the SaaS business to provide certain services for a six-months of period with options to be extended. Those services include Human resources, such as payroll and benefits plan; finance and accounting functions, such as, general executive of finance, accounting, and tax, collection, books and records, accounts receivable, customer invoicing/billing and contracting; software and IT systems, and services; hosting services; customer and third party contract transition; end user and customer help desk; certain insurance coverage and policies; office services including using offices in certain locations; and marketing and advertisements. The Company charges a fee for some of the services listed, and total service fee amount for each service shall not exceed the actual costs to provide such service, and the aggregate service fees shall not exceed $1,821,168 under this TSA. The Company is also reimbursed for payroll expenses paid for employees of the SaaS business and should remit any cash receipts from accounts receivable collections on behalf of the SaaS business after May 7, 2024. The amounts charged for services performed under the TSA were recorded as a reduction of costs incurred to perform such services. The total net amount due from the SaaS business at June 30, 2024 was $1.3 million, which is reported as due from affiliates in the accompanying condensed consolidated balance sheets at June 30, 2024, and consisted of the following (in thousands):

June 30, 2024
Reimbursable payroll expenses paid on behalf of affiliates	$1,150
TSA service fees	1,195
Cash collection from accounts receivable on behalf of affiliates	(1,069)
Total	$1,276

Rodina Securities Purchase Agreement – As further disclosed under Note 4 and Note 12, on May 7, 2024, the Company entered into the SPA with an entity affiliated Andres Chico and Jose Miguel Enrich. Pursuant to the SPA, the Company issued 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $20.0 million.

Note 19—Concentrations

During the three and six months ended June 30, 2024, the Company had two customers who individually accounted for 10% or more of the Company’s total revenue and together accounted for approximately 40% and 38% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2023, the Company had one customer who individually accounted for 10% or more of the Company’s total revenue for approximately 21% and 18% of the total revenue, respectively. As of June 30, 2024, the Company had two customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets, and together for approximately 41% of the total accounts receivable and contract assets, while as of December 31, 2023, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 58% of the total accounts receivable and contract assets.

Note 20—Subsequent events

On August 15, 2024, a lawsuit was filed against the Company by Jefferies LLC (“Jefferies”) in New York State Supreme Court, New York Count (Manhattan) (Jefferies LLC v. Rubicon Technologies, Inc.). Refer to Note 17.

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

Sale of Business

As disclosed in Note 4 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we completed the sale of our SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, for a purchase price of $65.9 million. In connection with the Sale, the Company recognized a gain of $59.7 million on the sale of SaaS Business during the period ended June 30,2024 presented within the accompanying condensed consolidated statement of operations. See Note 4 for additional information. The agreement also provides a potential earn-out payment of $12.5 million to us if the SaaS Business sales achieve a certain annual recurring revenue target on or prior to December 31, 2024. The APA also provides a contingent payment of $2.5 million from the Buyer if the shareholder approval of a “Take-private Transaction” with the Buyer or the Buyer’s affiliates occurs prior to December 31, 2024. In order for the Company to receive the contingent payment of $2.5 million, a business combination, a merger, or other change of control must occur between the Buyer or the Buyer’s Affiliates or the Buyer’s Parent resulting in a delisting and deregistration of the Company’s stock with the SEC. The potential earn-out payment $12.5 million will be decreased by the amount of contingent payment of $2.5 million received from the “Take-private Transaction”.

We entered into a Transition Service Agreement (“TSA”) with the Buyer of the SaaS Business on May 7, 2024 to provide certain services for a six-months of period with options to be extended by the Buyer. Those services include Human resources, such as payroll and benefits plan; finance and accounting functions, such as, general executive of finance, accounting, and tax, collection, books and records, accounts receivable, customer invoicing/billing and contracting; software and IT systems, and services; hosting services; customer and third party contract transition; end user and customer help desk; certain insurance coverage and policies; office services including using offices in certain locations; and marketing and advertisements. We charge a fee for some of the services, and total service fee amount for each service shall not exceed the actual costs to provide such service, and the aggregate service fees shall not exceed $1,821,168 under this TSA. We are also reimbursed for payroll expenses paid for employees of the SaaS Business and should remit any cash receipts from accounts receivable collections from May 7, 2024 on behalf of the SaaS business to the Buyer.

Rodina Security Purchase Agreement

On May 7, 2024, and in conjunction to the sale of the SaaS Business, we entered into a Securities Purchase Agreement (the “Rodina SPA”) with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the Rodina SPA, we agreed to issue and sell 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) for an aggregate purchase price of $20.0 million. See “Liquidity and Capital Resources—Other Financing Arrangements” below.

Amendment to the June 2023 Revolving Credit Facility

On May 7, 2024, we entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $11.4 million upon close of the SaaS Business sale, which was completed on May 7, 2024. Concurrently, we executed a side letter with the lender of the June 2023 Revolving Credit Facility, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interests and assets or a merger. The side letter required us to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, we should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, we should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by us in accordance with such terms, the June 2023 Revolving Credit Facility will become due in full within ten months of May 7, 2024. The prepayment of $11.4 million did not result a change in the borrowing capacity of June 2023 Revolving Credit Facility. See “Liquidity and Capital Resources—Debt” below.

Amendment to the June 2023 Term Loan

On May 7, 2024, we entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $45.6 million, including $43.4 million of the principal and $2.2 million of the accrued exit fee, upon close of the SaaS Business sale, which was completed on May 7, 2024. On May 15, 2024, we executed a side letter with one of the three lenders of the June 2023 Term Loan, and interest rate (including cash interest and paid-in-kind interest) was capped at 14%. The side letter also included additional non-financial covenants for certain time-based milestones in relation to potential transactions we may enter into in future periods, including an agreement of a sale of all or substantially all of our equity interests and assets or a merger. The side letter required us to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, we should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, we should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by us in accordance with such terms, the June 2023 Term Loan will become due in full within ten months of May 7, 2024. See “Liquidity and Capital Resources—Debt” below.

Amendment to the Subordinated Term Loan

On May 7, 2024, we entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale, which was completed on May 7, 2024. Concurrently, we executed a side letter with the lender of the Subordinated Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions we may enter into in future periods, including an agreement of a sale of all or substantially all of our equity interest and assets or a merger. The side letter required us to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four-months of May 7, 2024, we should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten-months of May 7, 2024, we should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by us in accordance with such terms, the Subordinated Term Loan will become due in full within ten months of May 7, 2024. See “Liquidity and Capital Resources—Debt” below.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally upward and contributed to higher recyclable commodity revenue in recent periods. For the three months ended June 30, 2024, and 2023, our recyclable commodity revenue was $16.4 million and $13.9 million, respectively. For the six months ended June 30, 2024, and 2023, our recyclable commodity revenue was $32.2 million and $28.7 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations, including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2024, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended June 30, 2024, and 2023, our product development cost was $5.5 million and $7.2 million, respectively. For the six months ended June 30, 2024, and 2023, our product development cost was $12.8 million and $15.3 million, respectively. We expect product development costs to decrease as a percentage of total revenues in the next 12 months.

Components of Results of Operations

Revenue

We generate our revenue from waste removal, waste management and consultation services, platform subscriptions, and the sale of recyclable commodities. As discussed previously, we sold our SaaS Business on May 7, 2024. Therefore, platform subscriptions and related services have been discontinued as of May 7, 2024.

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

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended
	June 30,
	2024	2023	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$146,725	$158,027	$(11,302)	(7.2)%
Recyclable commodity	16,422	13,923	2,499	17.9%
Total revenue	163,147	171,950	(8,803)	(5.1)%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	143,575	149,307	(5,732)	(3.8)%
Recyclable commodity	14,893	11,968	2,925	24.4%
Total cost of revenue (exclusive of amortization and depreciation)	158,468	161,275	(2,807)	(1.7)%
Sales and marketing	2,332	1,947	385	19.8%
Product development	5,271	6,568	(1,297)	(19.7)%
General and administrative	10,667	13,698	(3,031)	(22.1)%
Gain on settlement of incentive compensation	-	-	-	-
Amortization and depreciation	950	1,074	(124)	(11.5)%
Total costs and expenses	177,688	184,562	(6,874)	(3.7)%
Loss from operations	(14,541)	(12,612)	(1,929)	15.3%
Other income (expense):
Interest earned	26	5	21	NM
Gain (Loss) on change in fair value of warrant liabilities	3,718	(414)	4,132	NM
Gain (Loss) on change in fair value of earn-out liabilities	22	470	(448)	(95.3)%
Loss on change in fair value of derivatives	(721)	(335)	(386)	(115.2)%
Gain (Loss) on service fee settlements in connection with the Mergers	-	6,364	(6,364)	(100.0)%
Loss on extinguishment of debt obligations	(8,782)	(6,783)	(1,999)	(29.5)%
Interest expense	(8,413)	(8,119)	(294)	3.6%
Related party interest expense	(540)	(661)	121	(18.3)%
Other expense	(666)	(482)	(184)	38.2%
Total other expense	(15,356)	(9,955)	(5,401)	54.3%
Loss from continuing operations before income taxes	(29,897)	(22,567)	(7,330)	32.5%
Income tax expense	102	17	85	NM
Net Loss from continuing operations	$(29,999)	$(22,584)	$(7,415)	(32.8)%

Discontinued operations:
Loss from discontinued operations before income taxes	(456)	(233)	(223)	95.7%
Net gain on sale of discontinued operations	59,674	-	59,674	NM
Income tax expense	(1,881)	-	(1,881)	NM
Net Income (loss) from discontinued operations	57,337	(233)	57,570	NM
Net Income (Loss)	$27,338	$(22,817)	$50,155	(219.8)%

Net income (loss) from continuing operations attributable to noncontrolling interests	(479)	(9,508)	9,029	(95.0)%
Net loss from continuing operations attributable to Class A common stockholders	$(29,520)	$(13,076)	$(16,444)	125.8%
Net income (loss) from discontinued operations attributable to noncontrolling interests	960	(107)	1,067	NM
Net income (loss) from discontinued operations attributable to Class A Class A common stockholders	$56,377	$(126)	$56,503	NM

NM – not meaningful

Revenue

Total revenue from continuing operations decreased by $8.8 million, or 5.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Service revenue decreased by $11.3 million, or 7.2%, primarily due to the loss of revenue from cancelled customer contracts in the amount of $24.9 million, which was partially offset by increased services in the amount of $7.8 million, additional revenue from new customers and price increases of $12.0 million, which was partially offset by a decrease in volumes of $6.2 million.

Revenue from sales of recyclable commodities increased by $2.5 million, or 17.9%, primarily due to a $5.1 million increase driven by higher sales prices of recyclable commodities, especially in OCC, an increase in volume of $1.1 million, and partially offset by a $3.7 million decrease related to cancelled customers.

Total revenue from discontinued operations decreased by $1.5 million to $1.1 million from $2.6 million, or 58.0%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease is due to the sale of the SaaS business on May 7, 2024.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue from continuing operations decreased by $2.8 million, or 1.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of service revenue decreased by $5.7 million, or 3.8%, primarily due to a $22.8 million decrease associated with cancelled customer contracts, partially offset by increases of approx. $9.4 million from new customers, $5.1 million due to price increases, 2.2 million from service expansions and volume increases, and $0.4 million in customer operations consisting of an increase in bonus and contract labor and offset by a decrease in wages and employee administrative costs.

Cost of recyclable commodity revenue increased by $2.9 million, or 24.4%, primarily due to a $5.2 million increase in the cost of recyclable commodities sold, mainly driven by increase in the price of OCC, and increase of $0.5 million due to volume increases, and partially offset by a decrease of $2.8 million related to cancelled customers.

Total cost of revenue from discontinued operations decreased by $0.5 million to $0.4 million from $0.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease is due to the sale of the SaaS business on May 7, 2024.

Sales and marketing

Sales and marketing expenses from continuing operations for the three months ended June 30, 2024, increased by $0.4 million, or 19.8%, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $0.3 million increase in key account growth incentive commissions, a $0.3 million increase in incentives, and offset by a $0.2 million decrease in marketing content activities.

Sales and marketing expenses from discontinued operations decreased by $0.2 million to $0.6 million from $0.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease is due to the sale of the SaaS business on May 7, 2024.

Product development

Product development expenses from continuing operations decreased by $1.3 million, or 19.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily attributable to lower workforce related costs of $1.2 million and lower software development costs of $0.4 million as a result of the ongoing cost saving initiatives.

Product development expenses from discontinued operations for the three months ended June 30, 2024 decreased by $0.4 million. The decrease is due to the lower product development expenses in the second quarter attributable to the sale of the business on May 7, 2024.

General and administrative

General and administrative expenses from continuing operations decreased by $3.0 million, or 22.1%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was driven by a lower stock-based compensation of $1.3 million, a decrease of $1.0 million in salaries and wages due to lower headcount, a decrease of $0.8 in bad debt reserve due to certain write-offs, a decrease of $0.7 million in software licenses, a decrease of $0.7 million in outside services, and offset by an increase of $1.5 million in professional fees.

General and administrative expenses from discontinued operations for the three months ended June 30, 2024, and related to the sale of SaaS business on May 7, 2024, were $0.1 million and relatively unchanged compared to the three months ended June 30, 2023 of $0.2 million.

Amortization and depreciation

Amortization and depreciation expenses from continuing operations decreased by $0.1 million, or 11.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease was primarily attributable to a decrease in depreciation expense due to fewer assets to be depreciated after the termination of our Kentucky office lease and the downsizing of our Atlanta office lease during the second half of 2023.

Amortization and depreciation expenses from discontinued operations, related to the sale of the SaaS business in May 2024, for the three months ended June 30, 2024, were $0.1 million and relatively unchanged compared to the three months ended June 30, 2023, of $0.2 million.

Other income (expense)

Other expense increased by $5.4 million, or 54.3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $6.4 million decrease in gain on settlements in connection with the Mergers in 2023, which did not repeat in 2024, a $2.0 million increase to the loss on extinguishment of debt obligations, a $0.2 million increase in interest expenses, a $0.4 million decrease in gain or loss on change in fair value of earn-out liabilities, a $0.4 million decrease in the gain or loss on change in fair value of derivatives, and offset by a $4.0 million increase in gain or loss on change in fair value of warrant liabilities.

Net gain on sale of discontinued operations

A gain of $59.4 million was recognized from the sale of the SaaS Business on May 7, 2024. As disclosed in Note 4 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we completed the sale of our SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, from which we recognized a gain of $59.7 million during the period ended June 30,2024 presented within the accompanying condensed consolidated statement of operations. See Note 4 for additional information.

Income tax expense

Income tax expense from continuing operations for the three months ended June 30, 2024, were relatively unchanged compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, a $1.9 million of income tax expense from discontinued operations was recognized due to the sale of the SaaS business on May 7, 2024.

	Six Months Ended June 30,
	2024	2023	Change $	Change %
	(in thousands, except changes in percentage)
Revenue:
Service	$293,978	$322,350	$(28,372)	(8.8)%
Recyclable commodity	32,232	28,656	3,576	12.5%
Total revenue	326,210	351,006	(24,796)	(7.1)%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	283,922	306,821	(22,899)	(7.5)%
Recyclable commodity	28,947	25,155	3,792	15.1%
Total cost of revenue (exclusive of amortization and depreciation)	312,869	331,976	(19,107)	(5.8)%
Sales and marketing	4,020	4,391	(371)	(8.4)%
Product development	11,896	14,009	(2,113)	(15.1)%
General and administrative	23,754	31,886	(8,132)	(25.5)%
Gain on settlement of incentive compensation	-	(18,622)	18,622	NM %
Amortization and depreciation	1,881	2,187	(306)	(14.0)%
Total costs and expenses	354,420	365,827	(11,407)	(3.1)%
Loss from operations	(28,210)	(14,821)	(13,389)	90.3%
Other income (expense):
Interest earned	59	6	53	NM %
Gain (Loss) on change in fair value of warrant liabilities	13,469	(469)	13,938	NM %
Gain on change in fair value of earn-out liabilities	133	5,290	(5,157)	(97.5)%
Loss on change in fair value of derivatives	(2,020)	(2,533)	513	(20.3)%
Gain on service fee settlements in connection with the Mergers	-	6,996	(6,996)	NM %
Loss on extinguishment of debt obligations	(8,782)	(8,886)	104	(1.2)%
Interest expense	(19,163)	(15,295)	(3,868)	25.3%
Related party interest expense	(1,062)	(1,254)	192	(15.3)%
Other expense	(1,617)	(903)	(714)	79.1%
Total other Expense	(18,983)	(17,048)	(1,935)	11.4%
Loss from Continuing Operations Before Income Taxes	(47,193)	(31,869)	(15,324)	48.1%
Income tax expense	114	33	81	245.5%
Net Loss from Continuing Operations	(47,307)	(31,902)	(15,405)	47.7%

Discontinued Operations:
Loss from discontinued operations before income tax	(1,125)	(366)	(759)	(207.4)%
Net gain on sale of discontinued operations	59,674	-	59,674	NM %
Income tax expense	(1,881)	-	(1,881)	NM %
Net income (Loss) from Discontinued Operations	56,668	(366)	57,034	NM %
Net Income (Loss)	9,361	(32,268)	41,629	(129.0)%

Net loss from continuing operations attributable to noncontrolling interests	(1,915)	(15,742)	13,827	(87.8)%
Net loss from continuing operations attributable to Class A Common Stockholders	(45,392)	(16,160)	(29,232)	180.9%
Net income (loss) from discontinuing operations attributable to noncontrolling interests	915	(195)	1,110	NM %
Net income (loss) from discontinuing operations attributable to Class A Common Stockholders	55,753	(171)	55,924	NM %

NM – not meaningful

Revenue

Total revenue decreased by $24.8 million, or 7.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Service revenue decreased by $28.4 million, or 8.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to cancelled customer contracts in the amount of $61.4 million which was partially offset by an increase from expanded book of business accounts and increase in services in the amount of $17.7 million and $16.7 million from new customers and price increases, the decrease included $1.4 million from decrease in volumes

Revenues from sales of recyclable commodities increased by $3.5 million, or 12.5%, primarily due to a $10.0 million increase driven by the sales prices for recyclable commodities, especially in OCC. The increase was partially offset by a $6.5 million decrease related to cancelled customers.

Total revenue from discontinued operations decreased by $0.6 million to $4.1 million from $4.7 million, or 12.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease is due to the sale of the SaaS business during the first half of the quarter, in May 2024.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue decreased by $19.1 million, or 5.8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cost of service revenue decreased by $22.9 million, or 7.5%, primarily due to $56.9 million decrease related to customer cancellations, and partially offset by $12.3 million from new customers, $9.1 million from price increases, and $12.6 million from service expansions and volume increases

Cost of recyclable commodity revenue increased by $3.8 million or 15.1%, primarily due to a $10.1 million increase in OCC prices, and offset by a $6.3 decrease from customer cancellations.

Total cost of revenue from discontinued operations was $1.4 million for the six months ended June 30, 2024, and relatively unchanged compared to the six months ended June 30, 2023.

Sales and marketing

Sales and marketing expenses for the six months ended June 30, 2024, decreased by $0.4 million or 8.4% compared to the six months ended June 30, 2023. The decrease was driven by a $0.4 decrease in marketing content.

Sales and marketing expenses from discontinued operations increased by $0.5 million to $2.1 million for the six months ended June 30, 2024, compared to $1.6 million for the six months ended June 30, 2023. The increase is primarily due to larger spending on marketing and demand generation activities during the first quarter.

Product development

Product development expenses decreased by $2.1 million, or 15.1%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was primarily attributable to lower payroll and workforce related costs by $1.2 million, lower product development support costs by $0.6 million, and a decrease in employee administrative costs due to lower headcount in the amount of $0.3.

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

Product development expenses from discontinued operations for the six months ended June 30, 2024, decreased by $0.3 million. The decrease is due to the lower product development expenses in the second quarter attributable to the sale of the SaaS business, in May 2024.

General and administrative

General and administrative expenses decreased by $8.1 million, or 25.5%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease is driven by the following decreases: $1.8 million decrease in salaries and wages, $2.8 million decrease in severance pay, a $1.1 million decrease in outside services, a $0.9 million decrease in software license as a result of cost saving initiatives, a $0.9 decrease in employee administrative costs, and a $0.5 million decrease in rent expense and insurance.

Gain on settlement of incentive compensation

The gain on settlement of incentive compensation decreased by $18.6 million or 100% for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease was attributable to replacing the $26.8 million of the accrued management rollover consideration with RSU awards which were valued at $8.2 million for the period ended March 31, 2023, which was an event that did not repeat in 2024.

Amortization and depreciation

Amortization and depreciation expenses for the six months ended June 30, 2024, decreased by $0.3 million or 14%, compared to the six months ended June 30, 2023. The decrease was primarily attributable to a decrease in depreciation expense due to fewer assets to be depreciated after the termination of our Kentucky office lease and the downsizing of our Atlanta office lease during the second half of 2023.

Amortization and depreciation expenses from discontinued operations for the six months ended June 30, 2024, related to the sale of the SaaS business in May 2024, were $0.4 million, and relatively unchanged compared to the six months ended June 30, 2023, which were $0.5 million.

Other income (expense)

Other expenses increased by $1.9 million or 11.4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily attributable to a $3.8 million increase in interest expense, added to a $7.0 million decrease in gain on settlements in connection with the Mergers as this was a 2023 event that did not repeat in 2024, and a $5.1 million decrease in gain or loss on change in fair value of earn-out liabilities, and offset by a $14.0 million increase in gain or loss on change in fair value of warrant liabilities

Net gain on sale of discontinued operations

For the six months ended June 30, 2024, a gain of $59.7 million was recognized from the sale of the SaaS Business on May 7, 2024. As disclosed in Note 4 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we completed the sale of our SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, from which we recognized a gain of $59.7 million during the period ended June 30,2024 presented within the accompanying condensed consolidated statement of operations. See Note 4 for additional information.

Income tax expense

Income tax expense for the six months ended June 30, 2024, were relatively unchanged compared to the six months ended June 30, 2023, for the Company’s continuing operations.

For the six months ended June 30, 2024, a $1.9 million of income tax expense from discontinued operations was recorded due to the sale of the SaaS business on May 7, 2024. See Note 4 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report for additional information related to discontinued operations and the related sale.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our unaudited interim condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. Key metrics and non-GAAP financial measures presented below include the results from both the continuing and discontinued operations. See Note 4 – Discontinued Operations and Business Disposition, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for the further information regarding the discontinued operations.

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

Our revenue net retention rate was 88.0% and 104.9% as of June 30, 2024, and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Total revenue	$163,147	$171,950	$326,210	$351,006
Less: total cost of revenue (exclusive of amortization and depreciation)	158,468	161,275	312,869	331,976
Less: amortization and depreciation for revenue generating activities	119	614	698	1,188
Gross profit	$4,560	$10,061	$12,643	$17,842
Gross profit margin	2.8%	5.9%	3.9%	5.1%

Gross profit	$4,560	$10,061	$12,643	$17,842
Add: amortization and depreciation for revenue generating activities	119	614	698	1,188
Add: platform support costs(1)	5,952	5,541	12,382	11,777
Adjusted gross profit	$10,631	$16,216	$25,723	$30,807
Adjusted gross profit margin	6.5%	9.4%	7.9%	8.8%

Amortization and depreciation for revenue generating activities	$119	$614	$698	$1,188
Amortization and depreciation for sales, marketing, general and administrative activities	831	730	1,183	1,517
Total amortization and depreciation	$950	$1,344	$1,881	$2,705

Platform support costs(1)	$5,952	$5,541	$12,382	$11,777
Marketplace vendor costs(2)	152,956	156,621	301,927	321,573
Total cost of revenue (exclusive of amortization and depreciation)	$158,908	$162,162	$314,309	$333,350

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Total revenue	$163,147	$171,950	$326,210	$351,006

Net income (loss)	$27,338	$(22,817)	$9,361	$(32,268)
Adjustments:
Interest expense	8,413	8,119	19,163	15,295
Related party interest expense	540	661	1,062	1,254
Interest earned	(26)	(5)	(59)	(6)
Income tax expense	102	17	114	33
Amortization and depreciation	950	1,074	1,881	2,187
Loss on extinguishment of debt obligations	8,782	6,783	8,782	8,886
Equity-based compensation	526	1,804	1,095	11,106
(Gain) Loss on change in fair value of warrant liabilities	(3,718)	414	(13,469)	469
Gain on change in fair value of earn-out liabilities	(22)	(470)	(133)	(5,290)
Loss on change in fair value of derivatives	721	335	2,020	2,533
Executive severance charges	622	-	2,154	4,553
Gain on settlement of Management Rollover Bonuses	-	-	-	(26,826)
Gain on service fee settlements in connection with the Mergers	-	(6,364)	-	(6,996)
Other expenses(1)	666	482	1,617	903
Net (income) loss from discontinued operations	(57,337)	233	(56,668)	366
Adjusted EBITDA	$(12,443)	$(9,734)	$(23,080)	$(23,801)
Net income (loss) as a percentage of total revenue	16.8%	(13.3)%	2.9%	(9.2)%
Adjusted EBITDA as a percentage of total revenue	(7.6)%	(5.7)%	(7.1)%	(6.8)%

(1)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties and gains and losses on sale of property and equipment.

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

In each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of June 30, 2024. Our total current liabilities as of June 30, 2024, were $247.2 million. During the six months ended June 30, 2024, we have net income attributable to the gain from the sale of the SaaS business which occurred in May 2024.

As of June 30, 2024, cash and cash equivalents totalled $8.2 million, accounts receivable totalled $54.8 million and unbilled accounts receivable totalled $54.9 million. Availability under our June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $0.2 million. The September 2023 Rodina Letter of Credit provides an additional $15.0 million borrowing base collateral under the facility. Our outstanding indebtedness includes the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the Subordinated Term Loan and the convertible debentures, under which the principal of $52.2 million, $44.3 million, $21.1 million and $20.7 million, respectively, were outstanding as of June 30, 2024. Pursuant to the Cantor Sales Agreement, we may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price that we request to deliver additional liquidity to the Company.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash activities for continuing operations:
Net cash used in operating activities	$(24,877)	$(38,192)
Net cash used in investing activities	(251)	(231)
Net cash (used) in or provided by financing activities	(44,959)	51,374
Net increase (decrease) in cash and cash equivalents	$(70,087)	$12,951

Cash activities for discontinued operations:
Net cash from operating activities	$(2,444)	$883
Net cash provided by (used) in investing activities	61,989	(397)
Net increase (decrease) in cash and cash equivalents	$59,545	$486

Cash flows used in operating activities

Net cash used in operating activities for continuing operations decreased by $13.3 million to $24.9 million for the six months ended June 30, 2024, compared to $38.2 million for the six months ended June 30, 2023. The decrease in cash used in operating activities was driven by:

●	an $18.5 million increase in non-cash gains and losses, primarily attributable to a $14.0 million net increase from gain/loss on change in fair value of warrants, and a $10.0 million favourable decrease in equity based compensation, partially offset by $5.2 million net decrease in gain on change in fair value of earn-out liabilities, $26.8 million decrease in settlement of accrued incentive compensation, $3.3 million increase in service fees settled in common stock, a $7.0 million net decrease in gain on service fee settlement in connection with the Mergers, and a $0.1 million decrease in depreciation;

●	a $10.1 million favorable increase attributable to changes in operating assets and liabilities, primarily driven by an increase in account receivable by $12.3 million, an increase in contract assets by $17.8 million, and by an increase in operating lease liabilities of $1.5 million, partially offset by an unfavorable increase in prepaid expenses by $5.9 million, other current assets by $0.4 million increase, an accrued expenses increase by $12.9 million, contract liabilities of $0.5 million, and accounts payable by $1.8 million; and

●	a $41.6 million increase due to change from a $9.4 million net income from continuing operations for the six months ended June 30, 2024, to a $32.3 million net loss from continuing operations for the six months ended June 30, 2023.

Net cash provided by operating activities for discontinued operations decreased by $3.3 million to a negative $2.4 million for the six months ended June 30, 2024, compared to a positive $0.9 million for the six months ended June 30, 2023. The increase in cash provided by operating activities was because the Company’s cash flows only included the activities from April 1, 2024, through May 7, 2024, of the discontinued operations before it was disposed in May 2024.

Cash flows provided by or used in investing activities

Net cash used in investing activities for continuing operations for the six months ended June 30, 2024, remained relatively unchanged compared to the six months ended June 30, 2023.

Net cash provided by investing activities from discontinued operations increased by $62.4 million to $62.0 million for the six months ended June 30, 2024, compared to net cash used in investing activities from discontinued operations of $0.4 million for the six months ended June 30, 2023. The increase was due to the increase of $62.0 million of cash proceeds from sale of the SaaS business for the six months ended June 30, 2024, compared with activities for the six months ended June 30, 2023.

Cash flows from financing activities

Net cash used in financing activities was $45.0 million for the six months ended June 30, 2024, and net cash provided by financing activities was $51.4 million for the six months ended June 30, 2023, respectively. Net cash provided by financing activities, for the six months ended June 30, 2024, resulted from the proceeds from issuance of Series A preferred stock for $19.6 million, and offset by $18.9 million repayment of debt on the line of credit, and an additional $45.6 million of debt repayment on debt obligations.

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

Despite these potential costs, we do not believe that the Tax Receivable Agreement will be a material detriment to Rubicon’s and Holdings LLC’s future results of operations and liquidity, as any payments required under the Tax Receivable Agreement will arise directly from realized (or in certain cases, deemed realized) tax savings of Rubicon as a result of certain tax benefits related to the Mergers and future exchanges of Class B Units for Class A Common Stock or cash and are expected to be made in lieu of income taxes otherwise payable by Rubicon. Additionally, Rubicon will receive the benefit of 15% of any such tax savings.

Debt

On December 14, 2018, we entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60%. On February 7, 2023, the we entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount to $75.0 million and (ii) amended the interest rate to between 4.8% up to SOFR plus 4.9%. On March 22, 2023, we entered into another amendment which included (i) a modification of the maturity date and (ii) a lender’s consent to an amendment to the Subordinated Term Loan agreement. The borrowing under Revolving Credit Facility was fully paid and terminated on June 7, 2023. Concurrently, we entered into a $90.0 million “June 2023 Revolving Credit Facility” with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan. The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (9.7% as of June 30, 2024). The June 2023 Revolving Credit Facility later entered into two amendments on December 5, 2023, where the calculation methodology of the borrowing base collateral was modified, and on May 7, 2024, where (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $11.4 million upon close of the sale of SaaS Business. On September 22, 2023, our borrowing base collateral under the facility increased by $15.0 million due to a standby letter of credit issued by an entity affiliated with Andres Chico and Jose Miguel Enrich with an expiration date of the September 30, 2024 and an automatic renewal option for one additional year through September 30, 2025.As of June 30, 2024, the our total outstanding borrowings under the Line of Credit were $71.4 million and $0.2 million remained available to draw, after accounting for all the changes discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants. As of June 30, 2024, the Company was in compliance with these financial covenants.

On March 29, 2019, we entered into a $20.0 million “Term Loan” agreement and subsequently upsized it to $60.0 million and bore an interest rate of LIBOR plus 9.5% with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility, which was later extended to May 23, 2024 through an amendment on May 19, 2023. On November 18, 2022, we entered in to an amendment to the Term Loan agreement which incurred an additional $2.0 million fee, and beginning on April 3, 2023, an additional $0.15 million fee accrued to the principal balance of the Term Loan each week thereafter until the Term Loan was fully repaid. On February 7, 2023, we entered into another amendment, which (i) amended the interest rate to SOFR plus 9.6% and (ii) required us to make a prepayment of $10.3 million, which was paid on February 7, 2023, resulting a $0.8 million loss on extinguishments of debt obligations recorded on the accompanying consolidated statements of operations. On June 7, 2023, we fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility, resulting a $2.5 million of a loss on extinguishment of debt obligations on the statement of operations for the year ended December 31, 2023.

On December 22, 2021, we entered into a $20.0 million “Subordinated Term Loan” agreement which was originally scheduled to mature on December 22, 2022, bore an interest rate of 15.0% through the original maturity and 14.0% thereafter. Pursuant to the Subordinated Term Loan agreement, we entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). Pursuant to the Subordinated Term Loan agreement, we entered into warrant agreements and issued common unit purchase warrants (the “Subordinated Term Loan Warrants”). On December 12, 2022, the Subordinated Term Loan Warrants were exercised and converted into Class A Common Stock. On December 30, 2022, we entered into an agreement with the lender of the Subordinated Term Loan, pursuant to which we agreed to compensate, in cash or shares of Class A Common Stock, the lender for the calculated amount between (a) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s exercise of the Subordinated Term Loan Warrants on December 12, 2022 multiplied by the number of shares of Class A Common Stock issued for such exercise (the “December 2022 Warrant Shares”) and (b) the closing share price of Class A Common Stock on the business day immediately prior to the lender’s sale of the December 2022 Warrant Shares multiplied by the number of the December 2022 Warrant Shares sold by the lender (the “Subordinated Term Loan Warrants Make-Whole Agreement”), which expires on December 12, 2027. The maturity of the Subordinated Term Loan was subsequently extended to December 31, 2023, with the amendment entered into on November 18, 2022. On March 22, 2023, we entered into an amendment modifying its maturity date to March 29, 2024, which was subsequently amended to May 23, 2024, with an amendment entered into on May 19, 2023. On June 7, 2023, we entered into an amendment to the Subordinated Term Loan agreement, which modified (a) its maturity to the earlier of (i) the scheduled maturity date of June 7, 2025, and (ii) the maturity date of the June 2023 Revolving Credit Facility, and (b) the interest rate the Subordinated Term Loan bears to 15%. On May 7, 2024, we entered into an amendment to the Subordinated Term Loan agreement, where the lender consented to the sale of the SaaS Business. Concurrently, we executed a side letter with the lender of the Subordinated Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions we may enter into in future periods.

On June 7, 2023, we entered into a $75.0 million “June 2023 Term Loan” agreement with a maturity date of the earlier of (i) the scheduled maturity date of June 7, 2025, and (ii) the maturity date of the June 2023 Revolving Credit Facility. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% with conditions. As of June 30, 2024, the applicable interest rate of the June 2023 Term Loan was 16.8%. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12.0% of the principal repaid. On May 7, 2024, we entered into an amendment to the June 2023 Term Loan agreement, where (i) the lender consented to the sale of SaaS Business and (ii) the Company agreed to make a partial prepayment of $45.6 million upon close of the SaaS Business sale. On May 15, 2024, we executed a side letter with one of the three lenders of the June 2023 Term Loan, with additional non-financial covenants for certain time-based milestones in relation to potential transactions we may enter into in future periods, and interest rate (including cash interest and paid-in-kind interest) was capped at 14%.

On February 1, 2023, we issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”) with a maturity date of August 1, 2024, and accrue interest at the rate of 6.0% per annum. On June 2, 2023, we into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. On February 1, 2023, we issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a then beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture had a maturity date of August 1, 2024, and accrued interest at the rate of 8.0% per annum. On June 2, 2023, we entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026, and modified the interest rate it bears to 14.0%.

Refer to “Recent Developments” section above for discussions on amendments on May 7, 2024 to debt agreements.

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $8.0 million and $8.8 million for the three months ended June 30, 2024, and 2023, respectively. The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $19.2 million and $16.5 million for the six months ended June 30, 2024, and 2023, respectively.

See Note 6 – Debt and Note 10 – Warrants to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0008 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. During the three months and six months ended June 30, 2024, the Company issued 2,987,639 and 7,092,436 shares of Class A Common Stock for partial exercise of the YA Warrant, respectively. On February 28, 2024, the number of shares of Class A Common Stock the YA Warrant is exercisable for was fixed, and as of June 30, 2024, 11,000,000 shares of Class A Common Stock remained to be exercised. For more information regarding the YA Warrant, see Note 10 – Warrants and Note 11 – Yorkville SPA, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On September 5, 2023, we entered into the Cantor Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. Under the terms of the Cantor Sales Agreement, we have agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of our sales of shares of Class A Common Stock reach $50.0 million in total unless terminated pursuant to the terms of the Cantor Sales Agreement. We did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through June 30, 2024.

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

Contractual Obligations

Our principal commitments consist of obligations under debt agreements and leases for office facilities. We have a substantial level of debt. For more information regarding our debt service obligations and our lease obligations, see Note 6 – Debt and Note 17 – Commitments and contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Our software services subscription agreement with a certain PIPE Investor includes an amended term through December 31, 2024. As of June 30, 2024, $11.3 million will become due in the next 12 months.

The agreement was subsequently amended and provides us with the option, in our sole discretion, to settle the $7.5 million of fees which are scheduled to become due through June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement.

See Note 18 – Related party transactions, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor.

In 2023, we settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $1.9 million is coming due in the next 12 months as of June 30, 2024 and $2.6 million thereafter. See Note 7 – Accrued expenses and Note 17 – Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding this settlement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure that it will achieve or realize these plans, intentions or expectations. All statements, other than statements of present or historical fact included in this Quarterly Report, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “could,” “would,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends,” the negative of such terms and similar expressions, although not all forward-looking statements contain such identifying words. Forward-looking statements are inherently subject to risks, uncertainties and assumptions and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statement. These forward-looking statements are based upon current expectations, estimates, projections, and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain; factors that may cause actual results to differ materially from current expectations include, but are not limited to: 1) the outcome of any legal proceedings that may be instituted against the Company or others following the closing of the Mergers; 2) the Company’s ability to meet the NYSE’s listing standards following the consummation of the Mergers; 3) the risk that the Mergers disrupt current plans and operations of the Company as a result of consummation of the Mergers; 4) the ability to recognize the anticipated benefits of the Mergers, which may be affected by, among other things, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; 5) costs related to the Mergers; 6) changes in applicable laws or regulations; 7) the possibility that the Company may be adversely affected by other economic, business and/or competitive factors, including the impacts of the COVID-19 pandemic, geopolitical conflicts, such as the conflict between Russia and Ukraine, the effects of inflation and potential recessionary conditions; 8) the Company’s execution of anticipated operational efficiency initiatives, cost reduction measures and financing arrangements; and 9) other risks and uncertainties. More information regarding the risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in our Annual Report on Form 10-K, as filed with the SEC on March 28,2024,and amended 10-K/A as filed with the SEC on May 20, 2024, and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q and the Company’s other filings with the SEC. There may be additional risks that the Company presently does not know of or that the Company currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements, many of which are beyond the Company’s control. Forward-looking statements are not guarantees of future performance and speak only as of the date hereof. We do not undertake, and expressly disclaim, any obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2024.

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

Our certifying officers concluded that the Company did not have an effective internal control over the review of the complex transactions related to the equity and complex technical accounting matters related to warrants due to the lack of sufficient and effective review processes. The material weakness resulted in a restatement of our financial statements as described in the Explanatory Note to the amendment to the Company’s Annual Report on Form 10-K filed on May 20, 2024; and resulted in the revision of our condensed consolidated financial statements (unaudited) as of and for the quarter ended March 31, 2024 in the accompanying condensed consolidated financial statements (unaudited) as of and for the quarter ended June 30, 2024. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our 10-K Annual Report as filed with the SEC on March 28, 2024, and (ii) the 10-Q Quarterly Report filed with the SEC on May 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	General Release and Separation Agreement, dated June 1, 2024.	Form 8-K		10.1	May 30, 2024
10.2	Amendment to Offer Letter Agreement, dated May 23, 2024.	Form 8-K		10.2	May 30, 2024
10.3	Offer Letter Agreement, dated August 29, 2023.	Form 8-K		10.3	May 30, 2024
10.4	Separation Agreement, dated June 27, 2024.	Form 8-K		10.1	July 1, 2024
10.5	Employment Agreement, dated June 27, 2024.	Form 8-K		10.2	July 1, 2024
10.6	Shareholder Letter, dated July 1, 2024.	Form 8-K		10.3	July 1, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: August 20, 2024	By:	/s/ Osman H. Ahmed
Osman H. Ahmed
Interim Chief Executive Officer