Form 10-Q
period 2024-09-30
Rubicon Technologies, Inc.
filed 2024-11-22
CIK 1862068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40910

Rubicon Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-3703651
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

950 E Paces Ferry Rd NE, Suite 810
Atlanta, GA	30326
(Address of Principal Executive Offices)	(Zip Code)

(844) 479-1507

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RBT	N/A*

*	On July 7, 2024, our Class A common stock was suspended from trading on the New York Stock Exchange and began trading under the symbol “RBTC” on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc.

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

As of November 22, 2024, 68,914,542 shares of Class A Common Stock, par value $0.0001 per share, and 776,097 shares of Class V Common Stock, par value $0.0001 per share, were issued and outstanding; and 20,000 shares of Series A Convertible Perpetual Preferred Stock, $0.0001 par value, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,346	$18,695
Accounts receivable, net of allowance for credit losses of $2,644 and $2,726 at September 30, 2024 and December 31, 2023, respectively	84,416	62,930
Contract assets	57,526	75,567
Prepaid expenses	25,535	13,197
Current assets of discontinued operations	-	5,257
Due from affiliates	1,519	-
Other current assets	4,061	3,742
Total Current Assets	174,403	179,388

Property and equipment, net	400	632
Operating right-of-use assets	1,185	567
Other noncurrent assets	1,662	2,114
Goodwill	20,692	20,692
Intangible assets, net	5,191	7,111
Noncurrent assets of discontinued operations	-	12,783
Total Assets	$203,533	$223,287

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$81,350	$65,465
Line of credit	73,461	71,121
Accrued expenses	58,854	76,645
Due to affiliates	3,800	-
Contract liabilities	1,174	1,499
Operating lease liabilities, current	133	725
Warrant liabilities	9,194	26,493
Derivative liabilities	2,892	9,375
Long-term debt, current portion	54,330	-
Current liabilities of discontinued operations	-	6,216
Total Current Liabilities	285,188	257,539

Long-Term Liabilities:
Deferred income taxes	263	197
Operating lease liabilities, noncurrent	1,066	-
Debt obligations, net of debt issuance costs	1,452	81,001
Related-party debt obligations, net of debt issuance costs	17,925	16,302
Derivative liabilities	-	3,683
Earn-out liabilities	9	142
Other long-term liabilities	2,264	3,395
Total Long-Term Liabilities	22,979	104,720
Total Liabilities	308,167	362,259

Redeemable convertible preferred class A stock, $0.0001 par value; 10,000,000 shares authorized and 20,000 shares issued and outstanding as of September 30, 2024 and 0 shares issued and outstanding as of December 31, 2023, respectively. (Aggregate liquidation preference and aggregate redemption amount of $20,640)	15,661	-

Stockholders’ Equity (Deficit):
Common stock – Class A, par value of $0.0001 per share, 690,000,000 shares authorized, 68,914,542 and 39,643,584 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	4
Common stock – Class V, par value of $0.0001 per share, 275,000,000 shares authorized, 776,097 and 4,425,388 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid-in capital	266,677	221,986
Accumulated deficit	(392,811)	(394,804)
Total stockholders’ deficit attributable to Rubicon Technologies, Inc.	(126,127)	(172,814)
Noncontrolling interests	5,832	33,842
Total Stockholders’ Deficit	(120,295)	(138,972)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit	$203,533	$223,287

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service	$169,305	$156,362	$463,282	$478,712
Recyclable commodity	13,228	12,138	45,460	40,794
Total revenue	182,533	168,500	508,742	519,506

Costs and Expenses:
Cost of revenue (exclusive of amortization and depreciation):
Service	161,011	146,178	444,933	452,999
Recyclable commodity	12,660	10,272	41,607	35,427
Total cost of revenue (exclusive of amortization and depreciation)	173,671	156,450	486,540	488,426
Sales and marketing	1,874	1,824	5,895	6,215
Product development	5,286	7,636	17,182	21,645
General and administrative	6,685	13,565	30,436	45,451
Gain on settlement of incentive compensation	-	-	-	(18,622)
Amortization and depreciation	885	1,007	2,766	3,194
Total Costs and Expenses	188,401	180,482	542,819	546,309
Loss from continuing operations	(5,868)	(11,982)	(34,077)	(26,803)

Other Income (Expense):
Interest earned	32	5	91	11
Gain on change in fair value of warrant liabilities	528	3,354	13,997	2,885
Gain on change in fair value of earn-out liabilities	-	150	133	5,440
Gain (loss) on change in fair value of derivatives	5,717	(1,245)	3,697	(3,778)
Gain on service fee settlements in connection with the Mergers	-	-	-	6,996
Loss on extinguishment of debt obligations	-	(9,348)	(8,782)	(18,234)
Interest expense	(7,886)	(9,179)	(27,049)	(24,474)
Related party interest expense	(562)	(453)	(1,624)	(1,707)
Other expense, net	(538)	(1,116)	(2,154)	(2,019)
Total Other Expense, Net	(2,709)	(17,832)	(21,691)	(34,880)
Loss from continuing operations before income taxes	(8,577)	(29,814)	(55,768)	(61,683)

Income tax expense	102	16	222	49
Net loss from continuing operations, net of tax	(8,679)	(29,830)	(55,990)	(61,732)

Discontinued Operations:
Net loss from discontinued operations	-	(343)	(1,125)	(709)
Net gain on sale of discontinued operations	-	-	59,674	-
Income tax benefit (expense)	226	-	(1,653)	-
Net income (loss) from discontinued operations, net of tax	226	(343)	56,896	(709)
Net income (loss)	(8,453)	(30,173)	906	(62,441)
Net loss from continuing operations attributable to noncontrolling interests	(89)	(2,465)	(2,005)	(18,207)
Net loss from continuing operations attributable to Class A common stockholders	(8,590)	(27,365)	(53,985)	(43,525)
Net income (loss) from discontinued operations attributable to noncontrolling interests	3	(54)	917	(249)
Net income (loss) from discontinued operations attributable to Class A common stockholders	$223	$(289)	$55,979	$(460)

Net loss from continuing operations per Class A Common share – basic and diluted	(0.12)	(0.84)	(0.47)	(2.45)
Net earnings (loss) from discontinued operations per Class A Common share – basic and diluted	-	(0.01)	0.48	(0.02)
Net earnings (loss) per Class A Common share – basic and diluted	(0.12)	(0.85)	0.01	(2.47)
Weighted average shares outstanding – basic	68,946,948	32,381,649	57,996,823	17,786,466
Weighted average shares outstanding – diluted	68,946,948	32,381,649	57,996,823	17,786,466

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(in thousands, except shares and units data)

		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non-controlling		Total
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest		Deficit
Balance, December 31, 2023	-	39,643,584	$4	4,425,388	$-	-	$-	$221,986	$(394,804)	$33,842	-	$(138,972)

Equity-based compensation		-	-	-	-	-	-	1,094	-	-		1,094

Issuance of common stock for services rendered		10,669,485	1	-	-	-	-	7,144	-	-		7,145

RSU Settlement		159,581	-	-	-	-	-	-	-	-		-

Issuance of common stock for the FPA Termination Agreement Settlement		1,656,727	-	-	-	-	-	2,000	-	-		2,000

Exchange of Class V Common Stock to Class A Common Stock		3,649,291	-	(3,649,291)	-	-	-	26,923	-	(26,923)		-

Exercise and conversion of liability classified warrants		13,135,874	2	-	-	-	-	7,042	-	-		7,044

Net income	-	-	-	-	-	-	-	-	10,360	(1,001)	-	9,359

Balance, June 30, 2024	-	68,914,542	7	776,097	-	-	-	266,189	(384,444)	5,918		(112,330)

Equity-based compensation		-	-	-	-	-	-	488	-	-		488

Net loss	-	-	-	-	-	-	-	-	(8,367)	(86)	-	(8,453)

Balance, September 30, 2024	-	68,914,542	$7	776,097	$-	-	$-	$266,677	$(392,811)	$5,832		$(120,295)

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED) (Continued)

(in thousands, except shares and units data)

	Members’ Units		Common Stock – Class A		Common Stock – Class V		Preferred Stock		Additional Paid-in	Accumulated	Non controlling	Total
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	-	$-	6,985,869	$1	14,432,992	$1	-	$-	$34,658	$(337,860)	$148,747	$(154,453)

Equity-based compensation	-	-	-	-	-	-	-	-	11,105	-	-	11,105

Issuance of common stock for services rendered	-	-	1,164,757	-	-	-	-	-	10,244	-	-	10,245

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	945	-	-	945

Issuance of common stock for vested RSUs	-	-	463,961	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	10,603	-	-	-	-	-	-	-	-	-

RSUs withheld to pay taxes	-	-	-	-	-	-	-	-	(1,067)	-	-	(1,067)

Conversion of debt obligations to common stock	-	-	2,517,284	-	-	-	-	-	10,846	-	-	10,846

Proceeds from issuance of common stock	-	-	7,257,334	1	-	-	-	-	24,766	-	-	24,767

Exercise and conversion of liability classified warrants	-	-	319,992	-	-	-	-	-	1,073	-	-	1,073

Exchange of Class V Common Stock to Class A Common Stock	-	-	10,007,604	1	(10,007,604)	(1)	-	-	-	-	-	-

Common stock issuance cost	-	-	-	-	-	-	-	-	(32)	-	-	(32)

Net loss	-	-	-	-	-	-	-	-	-	(16,331)	(15,937)	(32,268)

Balance, June 30, 2023	-	-	28,727,404	3	4,425,388	-	-	-	92,538	(354,191)	132,810	(128,839)

Equity-based compensation	-	-	-	-	-	-	-	-	2,134	-	-	2,134

Issuance of common stock for services rendered	-	-	711,566	-	-	-	-	-	2,055	-	-	2,055

Issuance of equity-classified warrants	-	-	-	-	-	-	-	-	1,682	-	-	1,682

Issuance of common stock for vested RSUs	-	-	1,139,775	-	-	-	-	-	-	-	-	-

Issuance of common stock for vested DSUs	-	-	4,602	-	-	-	-	-	-	-	-	-

Conversion of debt obligations to common stock	-	-	3,900,321	-	-	-	-	-	19,334	-	-	19,334

Exercise and conversion of liability classified warrants	-	-	291,143	-	-	-	-	-	1,139	-	-	1,139

Shares added for fractional shares pursuant to reverse stock split	-	-	29,210	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(27,654)	(2,519)	(30,173)

Balance, September 30, 2023	-	$-	34,804,021	$3	4,425,388	$-	-	$-	$118,882	$(381,845)	$130,291	$(132,668)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

RUBICON TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$906	$(62,441)
Net income (loss) from discontinued operations	56,896	(709)
Net income (loss) from continued operations	(55,990)	(61,732)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss on disposal of property and equipment	-	777
Gain on lease agreement amendment	-	(220)
Amortization and depreciation	2,766	3,162
Amortization of debt issuance costs	10,375	6,978
Paid-in-kind interest capitalized to principal of debt obligations	3,291	7,745
Allowances for accounts receivables and contract assets	479	2,024
Gain on change in fair value of warrants	(13,997)	(2,885)
Gain (loss) on change in fair value of derivatives	(3,697)	3,778
Gain on change in fair value of earn-out liabilities	(133)	(5,440)
Loss on extinguishment of debt obligations	8,782	18,234
Equity-based compensation	1,582	13,239
Settlement of accrued incentive compensation	-	(26,826)
Service fees settled in common stock	7,144	5,863
Gain on service fee settlement in connection with the Mergers	-	(6,995)
Deferred income taxes	66	22
Change in operating assets and liabilities:
Accounts receivable	(17,918)	4,444
Contract assets	19,096	(13,445)
Prepaid expenses	(12,781)	(6,554)
Other current assets	(1,959)	(2,254)
Operating right-of-use assets	545	868
Other noncurrent assets	18	215
Accounts payable	18,894	(22,148)
Accrued expenses	(17,725)	16,964
Contract liabilities	(324)	(213)
Operating lease liabilities	(690)	(1,335)
Other liabilities	(1,134)	(1,602)
Total adjustments and changes in operating assets and liabilities	2,680	(5,604)
Net cash used in operating activities – continuing operations	(53,310)	(67,336)
Net cash (used in) provided by operating activities – discontinued operations:
Gain on business disposition – discontinued operations	(59,674)	-
Adjustments to reconcile net income (loss) to net cash flows from discontinued operations	562	1,472
Net cash (used in) provided by operating activities – discontinued operations	(2,216)	763
Net cash flows used in operating activities	(55,526)	(66,573)

Cash flows from investing activities:
Cash flows from investing activities – continuing operations:
Property and equipment purchases	(292)	(260)
Net cash used in investing activities – continuing operations	(292)	(260)
Cash flows from investing activities – discontinued operations:
Property and equipment – discontinued operations	156	(490)
Net cash from sale of business	61,989	-
Net cash (used in) provided by investing activities – discontinued operations	62,145	(490)
Net cash (used in) provided by from investing activities	61,853	(750)

Cash flows from financing activities:
Net borrowings on Revolving Credit Facility	2,341	13,653
Proceeds from debt obligations	-	86,226
Repayments of debt obligations	(45,600)	(53,500)
Proceeds from related party debt obligations	-	14,520
Financing costs paid	-	(13,891)
Proceeds from issuance of common stock	-	24,767
Proceeds from issuance of redeemable convertible Class A preferred stock	20,000	-
Equity issuance cost	(417)	(31)
RSUs withheld to pay taxes	-	(1,067)
Net cash flows (used in) provided by financing activities	(23,676)	70,677

Net change in cash and cash equivalents	(17,349)	3,354
Cash and cash equivalents, beginning of period	18,695	10,079
Cash and cash equivalents, end of period	$1,346	$13,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,945	$9,934

Supplemental disclosures of non-cash investing and financing activities:
Exchange of warrant liability for common stock	$7,794	$2,250
Settlement of the FPA Termination Agreement in common stock	$2,000	$-
Issuance of common stock for services rendered	$7,149	$-
Proceeds allocation between sale of business and issuance of redeemable convertible Class A preferred stock	$3,922	$-
Commitment to issue preferred stock to affiliates for accounts payable settled by affiliates	$3,800	$-
Rights-of-use asset in exchange of operating lease liability	$1,164	$-
Fair value of derivatives issued as debt discount and issuance cost	$-	$12,739
Conversions of debt obligations to common stock	$-	$17,000
Conversions of related-party debt obligations to common stock	$-	$3,080
Equity issuance costs waived	$-	$6,364
Equity issuance costs settled with common stock	$-	$7,069
Loan commitment asset reclassed to deferred debt discount	$-	$2,062

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

Sale of Business – During the first quarter of 2024, the Company’s Board of Directors (“Board”) approved a plan to sell the Software-as-a-Service business (the “SaaS Business”). On May 7, 2024, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) and completed the sale of SaaS Business. In connection with the Sale, the Company recognized a gain of $59.7 million on the sale of SaaS Business during the nine months ended September 30, 2024 presented within the accompanying condensed consolidated statements of operations. See Note 3 for additional information. In conjunction to the sale of SaaS Business, the Company also entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), an affiliate of Rodina Capital (“Rodina”). See Note 11 for additional information.

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP) and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods presented, under the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include all adjustments consisting of only normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. The Company’s condensed consolidated financial statements include the accounts of Rubicon Technologies, Inc. and subsidiaries. The Company’s condensed consolidated financial statements reflect the elimination of all significant inter-company accounts and transactions. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2024. Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with U.S. GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024 and Form 10-K/A filed with SEC on May 20, 2024 due to restatements related to additional paid-in capital and noncontrolling interest.

Liquidity and going concern consideration – The Company has historically incurred losses from operations and generated negative cash flows from operating activities. The Company also has negative working capital and stockholders’ deficit as of September 30, 2024. The Company has net income for the nine months ended September 30, 2024, primarily driven by the gain on sale of its SaaS business, see Note 3 – Discontinued operations and business disposition for further details.

As of September 30, 2024, cash and cash equivalents totaled $1.3 million, accounts receivable totaled $84.4 million and unbilled accounts receivable totaled $57.5 million. Through the sale of SaaS Business, the Company received cash for a total amount of $81.7 million, of which $57 million was used to prepay the outstanding balances for the June 2023 Term Loan (as defined in Note 5) and the June 2023 Revolving Credit Facility (as defined in Note 5), $20 million was used to repay the outstanding balances for accounts payable, and $3.2 million was used to pay expenses incurred for the sale. Availability under the June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $0 million, and the June 2023 Revolving Credit Facility is scheduled to mature on March 9, 2025. In conjunction to the sale of SaaS Business, the Company also entered into side letters with lenders of the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan. All side letters required the Company to initiate a sale process to sell all or substantially all of the equity interests and assets of the Company within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balances of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the outstanding balances for the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan will become due in full within ten months of May 7, 2024. The Company is currently exploring refinancing options, which are not yet finalized. The side letters effectively accelerate the maturity of the June 2023 Term Loan, the June 2023 Revolving Credit Facility, and the December 2021 Subordinated Term Loan, resulting in potential negative impacts on the Company’s cash position and liquidity. Pursuant to the Cantor Sales Agreement (as defined in Note 12), the Company may offer and sell up to $50.0 million shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price the Company requests to deliver additional liquidity to the Company.

The Company currently projects that it will not have sufficient cash on hand or available liquidity under existing arrangements to meet the Company’s projected liquidity needs for the next 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

To address liquidity needs, the Company has been working to execute various initiatives to modify its operations to reduce spending and improve cash flow. Initiatives the Company has undertaken in recent periods include (i) increased focus on operational efficiencies and cost reduction measures, (ii) eliminating redundancies that have been the byproduct of the Company’s recent growth and expansion, (iii) evaluating the Company’s portfolio and less profitable accounts to better ensure the Company is deploying resources efficiently, and (iv) exercising strict capital discipline for future investments, such as requiring investments to meet minimum hurdle rates. Additionally, on May 7, 2024, the Company completed the sale of its SaaS Business (see Note 3 for further information) and entered into the Rodina SPA (see Note 11 for further information) which provided the Company with additional cash.

The Company is currently exploring refinancing options, which are not yet finalized. The Company believes that additional capital will be needed to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months given that the June 2023 Revolving Credit Facility is scheduled to mature and the borrowings under the facility will become due and payable on the maturity date. However, while management believes the Company will be able to obtain additional capital through debt and equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, to the extent necessary, the Company has obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such additional financing will be obtained at the level acceptable to the Company within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely manner or at all will impact the Company’s liquidity, including its ability to service its debt and other liabilities, and may require the Company to modify, delay, or abandon some of its planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on the Company’s business, operating results, financial condition, and could force the Company to limit its business activities or discontinue its operations entirely.

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Revenue Recognition – The Company recognizes service revenue over time, consistent with efforts performed and when the customer simultaneously receives and consumes the benefits provided by the Company’s services. The Company recognizes recyclable commodity revenue at the point in time when the ownership, risks, and rewards transfer. The Company derives its revenue from waste removal, waste management and consultation services, software subscriptions prior to the disposition of the SaaS business (Note 3), and the sale of recyclable commodities.

Service Revenue:

Service revenue is primarily derived from long-term contracts with waste generator customers including multiple promises delivered through the Company’s digital marketplace platform. The promises include waste removal, consultation services, billing administration and consolidation, cost savings analyses, and vendor procurement and performance management, each of which constitutes an input to the combined service managed through the digital platform. The digital platform and services are highly interdependent, and accordingly, each contractual promise is not considered a distinct performance obligation in the context of the contract and is combined into a single performance obligation. In general, fees are invoiced, and revenue is recognized over time as control is transferred. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing the service. The Company invoices for certain services prior to performance. These advance invoices are included in contract liabilities and recognized as revenue in the period service is provided.

Service revenue also includes software-as-a-service subscription, maintenance, equipment and other professional services, which represent separate performance obligations. Once the performance obligations and the transaction price are determined, including an estimate of any variable consideration, the Company then allocates the transaction price to each performance obligation in the contract using a relative standalone selling price method. The Company determines standalone selling price based on the price at which the good or service is sold separately. The Company invoices for certain services prior to performance. These advance invoices are included in contract liabilities and recognized as revenue in the period service is provided.

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

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) which we recognize revenue at the amount to which the Company has the right to invoice for services performed and (iii) variable consideration which is allocated entirely to a wholly unsatisfied performance obligation. After applying these optional exemptions, the aggregate amount of the transaction price allocated to unsatisfied or partially satisfied performance obligations as of September 30, 2024 and December 31, 2023 was insignificant.

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

Accounts Receivable and Contract Balances – Accounts receivable consist of trade accounts receivable for services provided to customers. Accounts receivable is stated at the amount the Company expects to collect. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. Past-due balances and other higher-risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. As of September 30, 2024 and December 31, 2023, the allowances for accounts receivable and contract assets were $2.6 million and $2.7 million, respectively.

In cases where customers pay for services in arrears, the Company accrues revenue in advance of billings as long as the criteria for revenue recognition are met, thus creating a contract asset (unbilled receivable). As of September 30, 2024 and December 31, 2023, the Company’s continuing operations had unbilled receivables of $57.5 million and $75.6 million, respectively. These unbilled balances were the result of services provided in the period, but not yet billed to the customer. During the nine months ended September 30, 2024, the Company invoiced its customers $75.8 million pertaining to contract assets for services delivered prior to December 31, 2023. As further described in Note 3, $0 million and $1.1 million of contract assets were classified to current assets of discontinued operations on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Contract liabilities (deferred revenue) consist of amounts collected prior to having satisfied the performance obligation. The Company periodically invoices customers for recurring front load services in advance monthly basis. As of September 30, 2024 and December 31, 2023, the Company’s continuing operations had deferred revenue balances of $1.2 million and $1.5 million, respectively. During the nine months ended September 30, 2024, the Company recognized $1.5 million of revenue that was included in the contract liabilities balance as of December 31, 2023. As further described in Note 3, $0 million and $5.9 million of contract liabilities were classified to current liabilities held for sale on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

Redeemable Convertible Preferred Class A Stock – The Company recorded its redeemable convertible preferred class A stock at the allocated issuance price, less issuance costs on the dates of issuance, May 7, 2024. The redeemable convertible preferred class A stock is classified outside of permanent equity as temporary equity in the condensed consolidated balance sheets. The redeemable convertible preferred class A stock is redeemable at the holder’s option when the redemption will not result in an event of default or similar concept under any existing debt agreements; upon certain change in control events that are outside of the Company’s control such as a change of control of the Company; or an event of insolvency. Holders also have the rights to receive their liquidation preference upon an event of insolvency. The Company has not adjusted the carrying values of the redeemable convertible preferred class A stock since it was not probable of becoming redeemable at September 30, 2024. Subsequent adjustments to the carrying values will be made only when it becomes probable that such redemption will occur. See Note 11 for additional information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded in liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a component of other income (expense) on the condensed consolidated statements of operations.

Earn-out Liabilities– Pursuant to the Merger Agreement, (i) Blocked Unitholders immediately before the Closing received a right to receive a pro rata portion of 186,064 shares of Class A Common Stock (the “Earn-Out Class A Shares”) and (ii) Rubicon Continuing Unitholders (as defined in Note 3) immediately before the Closing received a right to receive a pro rata portion of 1,112,605 Class B Units (as defined in Note 3) (“Earn-Out Units”) and an equivalent number of shares of the Company’s Class V common stock, par value $0.0001 (“Class V Common Stock”) (“Earn-Out Class V Shares”, and together with Earn-Out Class A Shares and Earn-Out Units, “Earn-Out Interests”), in each case, depending upon the performance of Class A Common Stock during the five-year period after the Closing (the “Earn-Out Period”), as set forth below upon satisfaction of any of the following conditions (each, an “Earn-Out Condition”):

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

Earn-Out Interests were classified as liability transactions at initial issuance, which offset against additional paid-in capital as of the Closing. At each period end, Earn-Out Interests are remeasured to their fair value, with the changes during that period recognized as a component of other income (expense) on the condensed consolidated statement of operations. Upon issuance and release of the shares after each Earn-Out Condition is met, the related Earn-Out Interests will be remeasured to their fair value at that time with the changes recognized as a component of other income (expense), and such Earn-Out Interests will be reclassed to stockholders’ deficit on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Earn-Out Interests had a fair value of $9 thousand and $0.1 million, respectively, with the changes in the fair value of $0.1 million for the nine months ended September 30, 2024, recognized as a gain on change in fair value of earn-out liabilities under other income (expense) within the accompanying condensed consolidated statements of operations.

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

The financial results of Holdings LLC were consolidated into Rubicon Technologies, Inc. and 1.11% and 129.73% of Holdings LLC’s net loss during the three and nine months ended September 30, 2024 was allocated to noncontrolling interests (“NCI”), respectively.

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

The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes.

ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of September 30, 2024 and December 31, 2023, the Company has no tax positions that met this threshold and, therefore, has not recognized such benefits. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimates will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

The Company’s income tax benefit was $0.1 million and $0 for the three months ended September 30, 2024 and 2023, respectively, with an effective tax rate of 1.4% and (0.1)%, respectively. The Company’s income tax benefit was $1.9 million and $0 million for the nine months ended September 30, 2024 and 2023, respectively, with an effective tax rate of 67.4% and (0.1)%, respectively. The provision for income taxes differs from the amount that would result from applying statutory rates primarily due to the changes in the deferred tax valuation allowance including a release of valuation allowance on net operating losses, expense related to the gain on the sale of the SaaS business, loss attributable to noncontrolling interest, and differences in the deductibility of certain book and tax expenses, including the changes in fair value of earn-out liabilities, warrant liabilities and derivatives. The Company’s net operating losses utilized are limited under Section 382 and were generated during 2022.

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of the allowance. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. As a result, the Company is in a net deferred tax liability position of $0.3 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.

Tax Receivable Agreement Obligation – The Company and Holdings LLC entered into a Tax Receivable Agreement (the “Tax Receivable Agreement” or “TRA”) with Rubicon Continuing Unitholders and Blocked Unitholders (together, the “TRA Holders”). Pursuant to the Tax Receivable Agreement, among other things, the Company is required to pay to the TRA Holders 85% of certain of the Company’s realized (or in certain cases deemed realized) tax savings as a result of certain tax benefits related to the transactions contemplated by the Merger Agreement and future exchanges of Class B Units for Class A Common Stock or cash. The actual tax benefit, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of Class A Common Stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of the Company’s income; the U.S. federal, state and local tax rates then applicable; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that the Company may have made under the TRA; and the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

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

A TRA liability is determined and recorded under ASC 450, Contingencies, as a contingent liability; therefore, the Company is required to evaluate whether the liability is both probable and the amount can be estimated. Since the TRA liability is payable upon cash tax savings and the Company has not determined that positive future taxable income is probable based on the Company’s historical loss position and other factors that make it difficult to rely on forecasts, the Company has not recorded the TRA liability as of September 30, 2024 or December 31, 2023. The Company will evaluate this on a quarterly basis, which may result in an adjustment in future periods.

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

Stock-Based Compensation – The Company measures fair value of employee stock-based compensation awards on the date of grant and uses the straight-line attribution method to recognize the related expense over the requisite service period, and accounts for forfeitures as they occur. The fair value of equity-classified restricted stock units and performance-based restricted stock units is equal to the market price of Class A Common Stock on the date of grant. The liability-classified restricted stock units are recognized at their fair value that is equal to the market price of Class A Common Stock on the date of grant and remeasured to the market price of Class A Common Stock at each period-end with related changes in the fair value recognized in general and administrative expense on the condensed consolidated statements of operations.

The Company accounts for nonemployee stock-based transactions using the fair value of the consideration received (i.e., the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable.

Note 2—Recent accounting pronouncements

Accounting pronouncements issued, but not adopted as of September 30, 2024

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosure of significant segment expenses on an annual and interim basis. This ASU will be effective for the annual periods beginning the year ended December 15, 2023, and for interim periods ended December 15, 2024. Early adoption is permitted. Upon adoption, this ASU should be applied retrospectively to all prior periods presented in the financial statements. As the Company only has one segment, the Company anticipates that the impact of this ASU is minimal in the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU will be effective for the annual periods beginning the year ended December 15, 2024. Early adoption is permitted. Upon adoption, this ASU can be applied prospectively or retrospectively. The Company is currently evaluating the impact this ASU will have on the Company’s condensed consolidated financial statements.

On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity determines whether a profits interest or similar award (hereafter a “profits interest award”) is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. This ASU will be effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact this ASU will have on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning on July 1, 2027 and interim reporting periods beginning on July 1, 2028, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its condensed consolidated financial statements.

Note 3—Discontinued Operations and Business Disposition

Discontinued Operations

During the three months ended March 31, 2024, the Company commenced a strategic evaluation of its SaaS Business. As of March 31, 2024, the Company had committed to a plan to sell the business within one year and was actively marketing it in its current condition. The SaaS Business met the held for sale criteria and represented a strategic shift in the Company’s operations. As a result, the SaaS Business has been presented as discontinued operations and, as such, has been excluded from both continuing operations for all periods and the notes to the condensed consolidated financial statements have been adjusted on a retrospective basis.

The Company only has one reporting unit. The SaaS Business met the criteria for classification as held for sale and discontinued operations, therefore, goodwill is allocated to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheets as of December 31, 2023 based on the relative fair value of the SaaS Business and the remaining business.

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

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of the SaaS Business disposed as of May 7, 2024 (disposition date) and December 31, 2023 (in thousands):

Assets and Liabilities of Discontinued Operations	May 7, 2024	December 31, 2023
Accounts receivable, net	$680	$4,047
Contract assets, net	-	1,054
Prepaid expenses	83	108
Other current assets	129	48
Current assets of discontinued operations	892	5,257
Deferred commissions	142	-
Property and equipment, net	787	793
Goodwill	11,440	11,440
Intangible assets, net	318	550
Total assets of discontinued operations	$13,579	$18,040

Accrued expenses	$645	$356
Contract liabilities	6,697	5,860
Current liabilities of discontinued operations	$7,342	$6,216

The results of operations are recorded as net loss from discontinued operations, net of tax on the accompanying condensed consolidated statements of operations for all periods presented. The following table presents the aggregate results of discontinued operations of the SaaS Business for three months ended September 30, 2024 and 2023 (in thousands):

Results of Discontinued Operations	September 30, 2024	September 30, 2023
Revenue: Service	$-	$2,757
Cost of revenue (exclusive of amortization and depreciation): Service	-	840
Sales and marketing	-	1,079
Product development	-	673
General and administrative	-	238
Amortization and depreciation	-	270
Total costs and expense	-	3,100
Loss before income taxes	-	(343)
Income taxes benefit	226	-
Net income (loss) from discontinued operations, net of taxes	$226	$(343)

The results of operations are recorded as net loss from discontinued operations, net of tax on the accompanying condensed consolidated statements of operations for all periods presented. The following table presents the aggregate results of discontinued operations of the SaaS Business for nine months ended September 30, 2024 and 2023 (in thousands):

Results of Discontinued Operations	September 30, 2024	September 30, 2023
Revenue: Service	$4,058	$7,413
Cost of revenue (exclusive of amortization and depreciation)	1,440	2,214
Sales and marketing	2,093	2,709
Product development	977	1,980
General and administrative	279	431
Amortization and depreciation	394	788
Total costs and expense	5,183	8,122
Loss before income taxes	(1,125)	(709)
Pre-tax gain on sale of discontinued operations	59,674	-
Income taxes expenses	(1,653)	-
Net income (loss) from discontinued operations, net of taxes	$56,896	$(709)

Business Disposition

On May 7, 2024, the Company completed the sale of the SaaS Business to an entity affiliated with Andres Chico, chairman of the Company’s board of directors, and Jose Miguel Enrich, a beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock. The total consideration was $61.7 million, which was calculated based on total closing date consideration of $68.2 million minus the working capital adjustment of $6.5 million. In conjunction with the sale of the SaaS business, on May 7, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), which is also commonly controlled by Andres Chico and Jose Miguel Enrich. Pursuant to the SPA, the Company issued and sold to the Buyer 20,000 shares of Series A Convertible Perpetual Preferred Stock, at $0.0001 par value per share (the “Preferred Stock”), for an aggregate purchase price of $20 million. The Company evaluated both events and identified two units of accounting, which is the Asset Purchase Agreement (“APA”) of the sale of the SaaS business and the SPA of the issuance of Series A Convertible Perpetual Preferred Stock. As such, the total cash proceeds from the sale of the SaaS business and the issuance of Series A Convertible Perpetual Preferred Stock were allocated between the two transactions based on the relative fair value of the SaaS business and the Series A Convertible Perpetual Preferred Stock, resulting in $65.9 million allocated to the sale of the SaaS business and $16.1 million allocated to the issuance of the Series A Convertible Perpetual Preferred Stock (See Note 11).

The APA provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business, after the transaction, achieves a certain annual recurring revenue target on or prior to December 31, 2024. The potential earn-out payment will be decreased by the amount of contingent payment of $2.5 million from the “Take-private Transaction” discussed below. Given that the earn-out payment depends on the SaaS business sold achieving a certain level of annual recurring revenue target, the earn-out consideration is not accounted for as derivative. The Company records the earn-out consideration at its fair value at the transaction date and determined that the fair value of the earn-out payment was $0.3 million at the closing of the transaction on May 7, 2024, and recognized a $0.3 million contingent consideration receivable included in other current assets on its condensed consolidated balance sheets as of September 30, 2024 since the fair value of the earn-out consideration did not change significantly. The Company will perform subsequent assessments at each reporting date to evaluate and adjust the fair value for the receivable, if needed.

Additionally, the APA also provides a contingent payment of $2.5 million from the Buyer if the shareholder approval of a “Take-private Transaction” with the Buyer or the Buyer’s affiliates occurs prior to December 31, 2024. In order for the Company to receive the contingent payment of $2.5 million, a business combination, a merger, or other change of control must occur between the Buyer or the Buyer’s Affiliates or the Buyer’s Parent resulting in a delisting and deregistration of the Company’s stock with the SEC. The payment of the $2.5 million is based on a binary event, which is a business combination, which either occurs or does not occur and is outside the control of the Company. Therefore, this contingent payment of $2.5 million is recognized when it occurs.

To determine the gain derived from the sale of the SaaS business, the Company performed the calculation based on the allocated proceeds of the sale of the SaaS business and the closing balances of the SaaS businesses reported as of May 7, 2024, which consisted of total assets in the amount of $13.6 million, total liabilities of $7.3 million, for a net assets disposed of $6.2 million, compared to the allocated proceeds of $65.9 million. As such, the Company recognized $59.7 million in gain from the sale of the SaaS business on May 7, 2024.

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

Note 4—Property and equipment

Property and equipment, net are comprised of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Computers, equipment and software	$2,403	$2,324
Furniture and fixtures	210	210
Leasehold improvements	1,495	1,441
Total property and equipment	4,108	3,975
Less accumulated amortization and depreciation	(3,708)	(3,343)
Total property and equipment, net	$400	$632

Property and equipment of discontinued operations:
Customer equipment	$-	$1,891
Less: accumulated amortization and depreciation	-	(1,098)
Total property and equipment, net	$-	$793

Property and equipment amortization and depreciation expense of continuing operations for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively. Property and equipment amortization and depreciation expense of continuing operations for the nine months ended September 30, 2024 and 2023 was $0.4 million and $0.7 million, respectively. As further described in Note 3, $1.9 million of customer equipment and $1.1 million of related accumulated depreciation were classified to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheets as of December 31, 2023. On May 7, 2024, $2.0 million of customer equipment and $1.3 million of related accumulated depreciation were disposed as part of the sale of the SaaS business.

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

On June 7, 2023, the Company fully prepaid the borrowing under the Revolving Credit Facility in the amount of $48.6 million and terminated the facility. As a result, the Company recorded $2.6 million of a loss on extinguishment of debt obligations on the condensed consolidated statement of operations for the year ended December 31, 2023.

June 2023 Revolving Credit Facility – On June 7, 2023, the Company entered into a $90.0 million “June 2023 Revolving Credit Facility” secured by the Company’s accounts receivable, all contracts and contract rights and general intangibles, with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan (defined below) (the “Springing Maturity”). The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (or 3.95% if the Company meets certain conditions defined in the agreement) (9.6% as of September 30, 2024). The borrowing capacity is calculated based on the Company’s borrowing base collateral as defined in the June 2023 Revolving Credit Facility agreement, which is comprised of qualified billed and unbilled receivables and the September 2023 Rodina Letter of Credit (as defined below). The fee on the average daily balance of unused loan commitments is 0.5%. Interest and fees are payable monthly in arrears on the first day of each month.

The June 2023 Revolving Credit Facility requires a lockbox arrangement, which provides for receipts to be swept daily to reduce borrowings outstanding at the discretion of the lender. This arrangement, combined with the existence of the subjective acceleration clause in the Line of Credit agreement, necessitates the Line of Credit be classified as a current liability on the condensed consolidated balance sheets. The acceleration clause allows for amounts borrowed under the facility to become immediately due in the event of a material adverse change in the Company’s business condition (financial or otherwise), operations, properties or prospects, change of management, or change in control.

On September 22, 2023, an entity affiliated with Andres Chico and Jose Miguel Enrich issued a standby letter of credit in the amount of $15.0 million (the “September 2023 Rodina Letter of Credit”) to the lender of the June 2023 Revolving Credit Facility on behalf of the Company, which increased the Company’s borrowing base collateral under the facility by $15.0 million. The expiration date of the September 2023 Rodina Letter of Credit is September 30, 2024, which was automatically renewed for one additional year through September 30, 2025.

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

On May 7, 2024, the Company entered into an amendment to the June 2023 Revolving Credit Facility. Pursuant to the amendment, (i) the lender consented to the SaaS Business sale and (ii) the Company agreed to make a partial prepayment of $11.4 million upon close of the sale of SaaS Business. Concurrently, the Company executed a side letter with the lender of the June 2023 Revolving Credit Facility, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interests and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Revolving Credit Facility will become due in full within ten months of May 7, 2024. The Company prepaid the $11.4 million at the close of the sale of SaaS Business on May 7, 2024. The prepayment did not result a change in the borrowing capacity of June 2023 Revolving Credit Facility.

In accordance with ASC 470-50, the Company concluded that these Revolving Credit Facility amendments were debt modifications and not extinguishments.

As of September 30, 2024, the Company’s total outstanding borrowings under the Line of Credit were $71.2 million and no amount remained available to draw, after accounting for all the changes discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants.

The Company capitalized $2.9 million in deferred debt charges related to the June 2023 Revolving Credit Facility during the year ended December 31, 2023, which has been recorded to prepaid expenses on the accompanying condensed consolidated balance sheets and are amortized over the remaining term of the June 2023 Revolving Credit Facility. The deferred debt charges balance as of September 30, 2024 and December 31, 2023 was $1.6 million and $2.3 million, respectively. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.2 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the June 2023 Revolving Credit Facility were $0.7 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

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

On February 7, 2023, the Company entered into an amendment, which (i) amended the interest rate to SOFR plus 9.6% and (ii) required the Company to make a prepayment of $10.3 million, including $10.0 million of the principal and $0.3 million of the prepayment premium. Pursuant to the amended agreement, the Company made a $10.3 million payment to the Term Loan lender on February 7, 2023 and recorded $0.8 million as a loss on extinguishment of debt obligations on the accompanying condensed consolidated statements of operations.

On May 19, 2023, the Company entered into an amendment to the Term Loan agreement, which extended the maturity date to May 23, 2024.

In accordance with ASC 470-50, the Company concluded that these Term Loan amendments were debt modifications.

On June 7, 2023, the Company fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility. As a result, the Company recorded $2.5 million of a loss on extinguishment of debt obligations on the condensed consolidated statement of operations for the year ended December 31, 2023.

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

In accordance with ASC 470-50, the Company concluded that these Subordinated Term Loan amendments were debt modifications.

On May 7, 2024, the Company entered into an amendment to the Subordinated Term Loan agreement. Pursuant to the amendment, the lender consented to the sale of the SaaS Business. Concurrently, the Company executed a side letter with the lender of the Subordinated Term Loan, which included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interest and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the Subordinated Term Loan will become due in full within ten months of May 7, 2024.

In accordance with ASC 470-50, the Company concluded that these Subordinate Term Loan amendments were debt modifications and not extinguishments.

As of September 30, 2024 and December 31, 2023, the outstanding balance of the subordinated term loan were $21.3 million and $20.7 million, respectively.

The Company capitalized $12.5 million in deferred debt charges related to the Subordinated Term Loan during the year ended December 31, 2023. The balance of deferred debt charges as of September 30, 2024 and December 31, 2023 was $6.3 million and $10.3 million, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $1.6 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Subordinated Term Loan agreement was $4.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

June 2023 Term Loan – On June 7, 2023, the Company entered into a $75.0 million “June 2023 Term Loan” agreement secured by the Company’s intellectual property, with a maturity date of the earlier of (i) the scheduled maturity date (June 7, 2025, which the Company has an option to extend to June 7, 2026 upon achievement of certain conditions) and (ii) the maturity date of the June 2023 Revolving Credit Facility, unless the Springing Maturity applies. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% if the Company meets certain conditions defined in the agreement. The Company had the option to pay the interest in kind each month in arrears by capitalizing such interest which accrues through August 31, 2023 as additional principal, and in such instance, the margin applicable for the interest rate was 10.25%. The Company elected to pay the interest accrued through August 31, 2023 in kind. The Company also has the option to pay in kind any excess interest over 13.5% after paying the first 13.5% in cash from September 1, 2023 through the maturity, and the Company elected to pay such excess interest in kind since September 2023. As of September 30, 2024, the applicable interest rate of the June 2023 Term Loan was 16.75%. At the time of any repayment of the June 2023 Term Loan, the Company is required to pay a fee in the amount of 12.0% of the principal repaid. Such repayment fee amount has been accrued as additional principal on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. Beginning on October 7, 2023 until the June 2023 Term Loan is fully repaid, the lender has the option to elect to convert the outstanding principal into Class A Common Stock. The aggregate number of shares delivered to the lender cannot result in the lender’s ownership exceeding (i) 19.99% of the number shares of Class A Common Stock issued and outstanding or (ii) $10.0 million. Concurrently, the Company entered into warrant agreements and issued common stock purchase warrants (the “June 2023 Term Loan Warrants”) (see Note 9 for further information regarding the June 2023 Term Loan Warrants).

On May 7, 2024, the Company entered into an amendment to the June 2023 Term Loan agreement. Pursuant to the amendment, (i) the lender consented to the sale of SaaS Business and (ii) the Company agreed to make a partial prepayment of $45.6 million, including $43.4 million of the principal and $2.2 million of the accrued exit fee, upon close of the SaaS Business sale. On May 15, 2024, the Company executed a side letter with one of the three lenders of the June 2023 Term Loan, and interest rate (including cash interest and paid-in-kind interest) was capped at 14%. The side letter also included additional non-financial covenants for certain time-based milestones in relation to potential transactions the Company may enter into in future periods, including an agreement of a sale of all or substantially all of the Company’s equity interests and assets or a merger. The side letter required the Company to initiate a sale process within 300 days of the completion of the sale of SaaS Business on May 7, 2024. The letter required two milestones of the sale process, (i) within four months of May 7, 2024, the Company should enter into a binding letter of intent to consummate the sale of the Company and (ii) within ten months of May 7, 2024, the Company should consummate the sale of the Company and repay the outstanding balance of the debts in full. If any of the milestones are not met and such failure is not cured by the Company in accordance with such terms, the June 2023 Term Loan will become due in full within ten months of May 7, 2024.

In accordance with ASC 470-50, the Company concluded that the prepayment of $45.6 million under the amendments to the June 2023 Term Loan was a partial extinguishment of the debt obligation and a debt modification for the remaining debt obligation. The Company recorded $8.5 million as a loss on extinguishment of debt obligations on the accompanying condensed consolidated statements of operations for the partial extinguishment of the debt obligation.

The Company capitalized $24.0 million in deferred debt charges related to the June 2023 Term Loan during the year ended December 31, 2023. The balance of deferred debt charges as of September 30, 2024 and December 31, 2023 was $5.1 million and $19.5 million, respectively. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $1.5 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the June 2023 Term Loan agreement was $5.8 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan are subject to certain cross-default provisions under the intercreditor agreement. In addition, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements include covenants, which reduce the available borrowing base collateral under the June 2023 Revolving Credit Facility initially by $19.0 million (the “Minimum Excess Availability Reserve”). During the terms of the agreements, the Minimum Excess Availability Reserve could be decreased by up to $9.0 million, which will make the Minimum Excess Availability Reserve $10.0 million, upon the Company’s achievement of certain financial conditions defined in the agreements. As of September 30, 2024, the Minimum Excess Availability Reserve was $19.0 million. Furthermore, the June 2023 Revolving Credit Facility, the June 2023 Term Loan and the Subordinated Term Loan agreements require the Company to maintain a $2.0 million letter of credit. This letter of credit could be eliminated upon the Company’s achievement of certain financial conditions defined in the agreements.

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

On June 2, 2023, the Company entered into an amendment to the Insider Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 11, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, the Company concluded that the amendment was a debt modification.

On September 15, 2023, the Company entered into an amendment to the Insider Convertible Debentures held by three entities affiliated with Andres Chico and Jose Miguel Enrich. The amendment lowered the conversion price of these three debentures to $10.00 per share of Class A Common Stock. In accordance with ASC 470-50, the Company concluded that the amendment was a debt extinguishment. As of the amendment date, the Company recognized $0.9 million of loss on debt extinguishment on the condensed consolidated statement of operations. Concurrently, the Company issued a warrant to an entity affiliated with Andres Chico and Jose Miguel Enrich which granted the right to purchase 498,119 shares of Class A Common Stock (the “Rodina Warrant”) (See Note 9 for further information regarding the Rodina Warrant.)

The Company recorded the principal of the Insider Convertible Debentures, including interest incurred between the origination through September 30, 2024, which the Company elected to capitalize to the principal, in related-party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheets as of September 30, 2024. The Company capitalized $0.2 million and $0.2 million of accrued interest to the principal of the Insider Convertible Debentures during the three months ended September 30, 2024 and 2023, respectively. The Company capitalized $0.6 million and $0.5 million of accrued interest to the principal of the Insider Convertible Debentures during the nine months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Insider Convertible Debentures was $0.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the Insider Convertible Debentures was converted to Class A Common Stock from the origination through September 30, 2024. As of September 30, 2024 and December 31, 2023, the outstanding balance of the insider convertible debenture loan were $12.0 million and $11.1 million, respectively.

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

On June 2, 2023, the Company entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. In accordance with ASC 470-50, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the Third Party Convertible Debentures, including interest incurred between the origination through September 30, 2024 which the Company elected to capitalize to the principal, in debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheets as of September 30, 2024. The Company capitalized an insignificant amount of accrued interest to the principal of the Third Party Convertible Debentures during the three months ended September 30, 2024 and 2023, respectively. The Company capitalized $0.1 million and $0.1 million of accrued interest to the principal of the Third Party Convertible Debentures during the nine months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the Third Party Convertible Debentures was insignificant for the three and nine months ended September 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the Third Party Convertible Debentures was converted from the origination through September 30, 2024.

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

On June 2, 2023, the Company entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026 and modified the interest rate it bears to 14.0%. In accordance with ASC 470-50, the Company concluded that the amendment was a debt modification. The Company recorded the principal of the NZ Superfund Convertible Debenture, including interest incurred between the origination through September 30, 2024 which the Company elected to capitalize to the principal, in related party debt obligations, net of deferred debt charges on the accompanying condensed consolidated balance sheets as of September 30, 2024. The Company capitalized $0.2 million and $0.2 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the three months ended September 30, 2024 and 2023, respectively. The Company capitalized $0.6 million and $0.4 million of accrued interest to the principal of the NZ Superfund Convertible Debenture during the nine months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was insignificant for the three months ended September 30, 2024 and 2023, respectively. Amortization of deferred debt charges related to the NZ Superfund Convertible Debenture was $0.1 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. Neither principal nor accrued interest of the NZ Superfund Convertible Debenture was converted from the origination through September 30, 2024.

Components of the Company’s debt obligations were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Term loan balance	$65,859	$109,422
Convertible debt balance	1,535	1,467
Related-party convertible debt balance	19,626	18,424
Less: unamortized deferred debt charges	(13,313)	(32,010)
Total borrowed	73,707	97,303
Less: short-term debt obligation balance	(54,330)	-
Long-term debt obligation balance	$19,377	$97,303

At September 30, 2024, the future aggregate maturities of long-term debt for the remainder of 2024 and subsequent periods are as follows (in thousands):

Fiscal Years Ending December 31,
2024	$-
2025	65,859
2026	21,161
Total	$87,020

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $7.8 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively. The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $27.1 million and $26.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6—Accrued expenses

Accrued expenses consist of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accrued hauler expenses	$44,141	$63,367
Accrued compensation	6,424	4,221
FPA Settlement Liability (as defined in Note 10)	-	2,000
Accrued income taxes	1,703	-
Other accrued expenses	6,586	7,057
Total accrued expenses	$58,854	$76,645

Accrued expenses of discontinued operations:
Accrued expenses	$-	$356

During the nine months ended September 30, 2023, the Company granted certain RSU awards, valued at $8.2 million, as replacement awards for $26.8 million of the accrued management rollover consideration. The replacement awards resulted in a $18.6 million gain, which was included in gain on settlement of incentive compensation on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2023. No such RSU awards were granted during the three and nine months ended September 30, 2024.

During the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders on a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026. As a result, the Company recognized related liabilities of $1.7 million and $2.2 million in accrued expenses and $2.2 million and $3.4 million in other long-term liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. See Note 16 for further information.

As further described in Note 3, the Company reported $1.9 million accrued income tax liabilities from discontinued operations, as of September 30, 2024, as a result of the sale of the SaaS Business; and $0.4 million of accrued expenses were classified to current liabilities of discontinued operations on the accompanying condensed consolidated balance sheets as of December 31, 2023.

Note 7—Goodwill and other intangibles

There were no additions to goodwill during the nine months ended September 30, 2024 or the year ended December 31, 2023. No impairment of goodwill was identified for the three or nine months ended September 30, 2024 or the year ended December 31, 2023.

Goodwill consisted of the following (in thousands):

Balance at December 31, 2023	$32,132
Balance allocated to SaaS business	(11,440)
Balance at September 30, 2024	$20,692

Intangible assets consisted of the following (in thousands, except years):

	September 30, 2024
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(16,620)	4,356
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(19,095)	4,356
Domain Name	Indefinite	835	-	835
Total intangible assets		$24,286	$(19,095)	$5,191

	December 31, 2023
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets of continuing operations:
Trade Name	5	$728	$(728)	$-
Customer and hauler relationships	2 to 8	20,976	(14,700)	6,276
Non-competition agreements	3 to 4	550	(550)	-
Technology	3	1,197	(1,197)	-
Total finite-lived intangible assets		23,451	(17,175)	6,276
Domain Name	Indefinite	835	-	835
Total intangible assets		$24,286	$(17,175)	$7,111

Intangible assets of discontinued operations:
Technology	3	$1,981	$(1,431)	$550
Total intangible assets of discontinued operations		$1,981	$(1,431)	$550

Amortization expense for intangible assets of continuing operations was $0.6 million and $0.7 million for the three months ended September 30, 2024, and 2023, respectively. Amortization expense for intangible assets of continuing operations was $1.9 million and $1.9 million for the nine months ended September 30, 2024, and 2023, respectively. Future amortization expense for the remainder of 2024 and subsequent years is as follows (in thousands):

Fiscal Years Ending December 31,
2024	$640
2025	2,559
2026	1,157
Total future amortization of intangible assets	$4,356

As further described in Note 3, $2.0 million of technology intangible assets, $1.4 million of related accumulated amortization and $11.4 million of goodwill were reallocated to noncurrent assets of discontinued operations on the accompanying condensed consolidated balance sheets as of December 31, 2023. On May 7, 2024, $2.0 million of technology intangible assets, $1.7 million of related accumulated amortization and $11.4 million of goodwill allocated to noncurrent assets of discontinued operations were disposed as part of the sale of the SaaS business.

Note 8—Stockholders’ equity (deficit)

The table set forth below reflects information about the Company’s equity as of September 30, 2024:

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	68,914,542	68,914,542
Class V Common Stock	275,000,000	776,097	776,097
Preferred Stock	10,000,000	-	-
Total shares as of September 30, 2024	975,000,000	69,690,639	69,690,639

The table set forth below reflects information about the Company’s equity as of December 31, 2023:

	Authorized	Issued	Outstanding
Class A Common Stock	690,000,000	39,643,584	39,643,584
Class V Common Stock	275,000,000	4,425,388	4,425,388
Preferred Stock	10,000,000	-	-
Total shares as of December 31, 2023	975,000,000	44,068,972	44,068,972

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

During the three and nine months ended September 30, 2024, 0 and 3,649,291 shares of Class V Common Stock were exchanged for an equal number of Class A Common Stock shares, respectively. During the three and nine months ended September 30, 2023, 0 and 10,007,604 shares of Class V Common Stock were exchanged for an equal number of Class A Common Stock shares, respectively.

Note 9—Warrants

Public Warrants and Private Warrants – In connection with the Closing, on August 15, 2022, the Company assumed a total of 3,752,107 outstanding warrants to purchase one share of the Company’s Class A Common Stock with an exercise price of $92.00 per share. Of these warrants, the 1,976,560 Public Warrants were originally issued in Founder’s initial public offering (the “IPO”) and 1,775,547 Private Warrants were originally issued in a private placement in connection with the IPO. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the IPO Warrants are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. The IPO Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the IPO Warrants. The IPO Warrants became exercisable on September 14, 2022, 30 days after the Closing and no IPO Warrants have been exercised through September 30, 2024. The IPO Warrants will expire five years from the Closing or earlier upon redemption.

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

Rodina Warrant – On September 15, 2023, the Company issued the Rodina Warrant, which granted the holder the right to purchase 498,119 shares of Class A Common Stock at the exercise price of $0.08 per share any time prior to September 15, 2026. In accordance with the guidance contained in ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, the Company concluded that the Rodina Warrant is not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. Accordingly, the Rodina Warrant was recognized at its fair value of $1.7 million in additional paid-in capital on the condensed consolidated balance sheet upon issuance. The Rodina Warrant has not been exercised and remains outstanding as of September 30, 2024.

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

On March 22, 2023, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which increased the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earnout each additional full calendar month after March 22, 2023 to $0.35 million until the Company repays the Subordinated Term Loan in full.

On June 7, 2023, the Company entered into an amendment to the Subordinated Term Loan Warrants agreements, which amended the value of Class A Common Stock the Additional Subordinated Term Loan Warrants earnout for the full calendar month starting June 23, 2023 to $0.38 million and such amount to increase by $25,000 each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full.

The Company determined that the Subordinated Term Loan Warrants required liability classification pursuant to ASC 480, Distinguishing Liabilities from Equity. As such, the outstanding Subordinated Term Loan Warrants were recognized as warrant liabilities on the condensed consolidated balance sheets, measured at their inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the condensed consolidated statements of operations.

On December 30, 2022, the Company entered into the Subordinated Term Loan Warrants Make-Whole Agreement. During the year ended December 31, 2023, the Additional Subordinated Term Loan Warrants in the amount of $3.7 million were exercised and converted to 1,355,045 shares of Class A Common Stock and reclassified from liability to stockholders’ deficit. During the three months ended September 30, 2024, no Additional Subordinated Term Loan Warrants were exercised. During the nine months ended September 30, 2024, the outstanding Additional Subordinated Term Loan Warrants in the amount of $2.9 million were exercised and converted to 6,043,438 shares of Class A Common Stock in stockholders’ deficit. As of September 30, 2024, and December 31, 2023, and $0.9 million and $0 of the Subordinated Term Loan Warrants were outstanding and recorded in warrant liabilities on the accompanying condensed consolidated balance sheets, respectively.

In June 2024, one of the holders of the Subordinated Term Loan Warrants notified the Company that it had sold the shares subject to the warrant make-whole term and the make-whole amount in scope of the Make-Whole Agreement. The holder further indicated that a recuperation of the difference between the value of the in-scope warrant issued and sale value of such warrant will be required and the settlement will be paid in cash when the Company becomes private. The Company remeasured the fair value of the derivative to the settlement amount of $1.9 million on the agreement execution date, derecognized the derivative liabilities, and recognized the settlement amount as accrued expense in other current liabilities as of September 30, 2024. The change of fair value at remeasurement was $0.1 million.

Pursuant to ASC 815, the Company determined that the Additional Subordinated Term Loan Warrants and the Subordinated Term Loan Warrants Make-Whole Agreement are derivatives. These derivatives, referred to throughout as the “Additional Subordinated Term Loan Warrants Derivative” and the “Subordinated Term Loan Warrants Make-Whole Derivative”, respectively, are recorded in derivative liabilities on the accompanying condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company performed fair value measurements for the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative, which are described in Note 15. The fair value of the Additional Subordinated Term Loan Warrants Derivative and the Subordinated Term Loan Warrants Make-Whole Derivative are remeasured at each reporting period.

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

The Company initially determined that the YA Warrant required liability classification pursuant to ASC 480 until the 6-month Reset Price was set on February 28, 2024. While the YA Warrant was liability classified, the outstanding YA Warrant was recognized as warrant liability on the condensed consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes being recorded as a component of other income (expense) on the condensed consolidated statements of operations. During the year ended December 31, 2023, the Company issued 499,975 shares of Class A Common Stock for partial exercise of the YA Warrant. The Company measured the fair value of the YA Warrant as of December 31, 2023 and recognized $18.6 million of warrant liability on the accompanying condensed consolidated balance sheets.

The Company also determined that the YA Warrant is within the scope of ASC 815-40 where in the event of a purchase offer, tender offer, or exchange offer where holders of 50% or more of the total voting power of the Company’s Class A Common Stock sell, tender or exchange their shares for other securities, cash or property, the holders of the YA Warrant have the option to receive cash equal to the product of $20,000,000 multiplied by the quotient of the number of Warrant shares called for by the Warrant divided by the original number of Warrant Shares underlying the Warrant. The Company determined that a tender offer or exchange event is outside the control of the Company and upon the consummation of a tender offer event it is possible that a change of control of the Company will not have occurred. As a result, the warrants could be cash settled upon an event outside the Company’s control and it is possible that less than all or substantially all of the Class A Shares would be eligible to receive cash and the provision that would result in the cash settlement would not lead to a change in control of the Company due to the existence of the Class V shares.

During the three and nine months ended September 30, 2024, the Company issued 0 and 7,092,436 shares of Class A Common Stock for partial exercise of the YA Warrant, respectively. No warrants were exercised during the three and nine months ended September 30, 2023. The Company’s fair value of the YA Warrant as of September 30, 2024 and December 31, 2023 was $8.3 million and $18.6 million, respectively.

Advisor Warrant – Pursuant to the YA SPA executed with the Yorkville Investor on November 30, 2022, the Company committed to issue a warrant to an advisor for certain professional services provided in connection with the issuance of the facilities (the “Advisor Warrant”). The Advisor Warrant granted the right to purchase up to 62,500 shares of Class A Common Stock at the exercise price of $0.08 any time prior to November 30, 2025. The Advisor Warrant was issued on January 16, 2023. Prior to the issuance of the Advisor Warrant, pursuant to ASC 480, the Company recorded the related obligation as warrant liability on the condensed consolidated balance sheets at its fair value as of the date the obligation incurred and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the condensed consolidated statements of operations. Upon issuance of the Advisor Warrant on January 16, 2023, the Company remeasured the fair value of the Advisor Warrant and recognized $0.1 million of loss on change in fair value of the Advisor Warrant as a component of other income (expense) on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2023, and the remeasured Advisory Warrant was reclassified to stockholders’ deficit on the issuance date. Since the issuance through September 30, 2024, the Advisor Warrant was not exercised.

June 2023 Term Loan Warrants – Pursuant to the June 2023 Term Loan agreement entered into on June 7, 2023 (see Note 5), the Company concurrently entered into warrant agreements and issued the June 2023 Term Loan Warrants, which granted the holders the right to purchase up to 2,121,605 shares of Class A Common Stock (the June 2023 Term Loan Warrants Shares) at the exercise price of $0.08 any time before June 7, 2033. If at any time on or before December 7, 2024, the Company issues additional shares of common stock (excluding any shares of common stock or securities convertible into or exchangeable for shares of common stock under the Company’s equity incentive plans existing as of the issue date), the number of the June 2023 Term Loan Warrants Shares issuable upon exercise immediately prior to such common stock issuance will be proportionately increased such that the percentage represented by the June 2023 Term Loan Warrants Shares in the Company’s diluted common stock outstanding will remain the same. Additionally, the holders of the June 2023 Term Loan Warrants have the right to purchase up to the pro rata portion of any new common stock issuance by the Company up to $20.0 million in the aggregate, other than any issuance in connection with (i) any grant pursuant to any stock option agreement, employee stock purchase plan, or similar equity-based plan or compensation agreement, (ii) the conversion or exchange of any securities into shares of the Company’s common stock, or the exercise of any option, warrant, or other right to acquire such shares, (iii) any acquisition by the Company of the stock, assets, properties, or business, (iv) any merger, consolidation, or other business combination involving the Company, or any other transaction or series of transactions resulting in a change of control of the Company and (v) any stock split, stock dividend, or similar recapitalization transaction. The Company determined that the June 2023 Term Loan Warrants did not qualify for equity classification in accordance with ASC 815. As such, the June 2023 Term Loan Warrants were recognized as warrant liability on the condensed consolidated balance sheets, measured at its inception date fair value and subsequently remeasured at each reporting period with changes in fair value being recorded as a component of other income (expense) on the condensed consolidated statements of operations.

On May 7, 2024, the Company entered into an amendment to the June 2023 Term Loan Warrants, which extended the period wherein if a dividend or stock split occurred, the number of shares issuable under the warrants proportionally increase such that the warrant holders are not diluted by the stock dividend or stock split. The amendment extended such period from 18 months to 30 months.

The Company measured the fair value of the June 2023 Term Loan Warrants as of September 30, 2024 and December 31, 2023, and recognized $1 thousand and $7.9 million of warrant liability on the accompanying condensed consolidated balance sheets, respectively, with the change in fair value of $0.5 million and $7.9 million recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The change in fair value was ($3.3) million and ($2.9) million for the three and nine months ended September 30, 2023, respectively, and is recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations. Since the issuance through September 30, 2023, none of the June 2023 Term Loan Warrants were exercised.

Note 10—Forward Purchase Agreement

On August 4, 2022, the Company and the Forward Purchase Agreement (“FPA”) Sellers entered into the Forward Purchase Agreement for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). On November 30, 2022, the Company and the FPA Sellers entered into the FPA Termination Agreement and terminated the Forward Purchase Agreement. Pursuant to the FPA Termination Agreement, (i) the Company made a one-time $6.0 million cash payment to the FPA Sellers upon execution of the FPA Termination Agreement and agreed to make a $2.0 million payment to the FPA Sellers, which can be settled in cash or shares of Class A Common Stock at the Company’s sole option, on or around the earlier of (a) May 30, 2024 (the “FPA Lock-Up Date”), and (b) nine months following 90% or more of the YA Convertible Debentures is repaid or converted into shares of Class A Common Stock (the “FPA Earlier Lock-Up Date”), (ii) the FPA Sellers forfeited and returned to the Company 277,765 shares of Class A Common Stock which the Company subsequently canceled, and further agreed not to transfer any of 267,606 shares of Class A Common Stock the FPA Sellers retained until the earlier of (a) the FPA Lock-Up Date, and (b) the FPA Earlier Lock-Up Date. As more than 90% of the YA Convertible Debentures were converted into shares of Class A Common Stock on August 25, 2023, the FPA Earlier Lock-Up Date was set as February 25, 2024. The value of 277,765 shares of Class A Common Stock returned by the FPA Seller and subsequently canceled by the Company was $4.6 million as of the FPA Termination Agreement execution date, which was recognized in common stock – Class A and accumulated deficit on the condensed consolidated balance sheets. The $2.0 million obligation (the “FPA Settlement Liability”) was included in accrued expenses on the accompanying condensed consolidated balance sheets as of December 31, 2023 and settled by issuance of 1,656,727 shares of Class A Common Stock in February 2024 and $0.8 million cash payment made by the Company in March 2024. No other activities occurred during the three months and nine months ended on September 30, 2024.

Note 11—Redeemable Convertible Preferred Class A Stock

On May 7, 2024 (the “Original Issue Date”), in conjunction with the sale of SaaS business (see Note 3), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement” or “SPA”) with MBI Holdings, LP (the “Buyer”), an affiliate of Rodina Capital (“Rodina”), which is an affiliate of Mr. Andres Chico and Mr. Jose Miguel Enrich. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Buyer 20,000 shares of Series A Convertible Perpetual Preferred Stock, at $0.0001 par value per share (the “Preferred Stock”), for an aggregate purchase price of $20 million. After the issuance of the Series A Convertible Perpetual Preferred Stock, the Rodina entities and affiliates effectively had over 65% ownership of the Company on a fully diluted basis.

The Series A Convertible Perpetual Preferred Stock include the following rights:

Dividends – The holders of the Series A Convertible Perpetual Preferred Stock are entitled to participate in all dividends declared on the common stock on an as-converted basis and are also entitled to a cumulative dividend at the rate of 8% per annum, which will increase by 1% per annum starting on the second anniversary of the Original Issue Date and up to a maximum 11% per annum. The dividend rate is subject to increase under certain specified circumstances. The dividend will be accrued daily from the Original Issue Date, whether or not declared. In the event the dividends are not declared and paid, the dividends otherwise payable will continue to accrue daily and will be compounded quarterly. The cumulated dividend for the three months and nine months ended September 30, 2024 was $0.4 million and $0.6 million, respectively.

Liquidation – In the event of any liquidation event, the holders of Preferred Stock are entitled to receive, on a pari passu basis, assets of the Company available for distribution to its stockholders. The Preferred Stock ranks senior to the common stock with respect to dividend rights and rights on the distribution of assets in the event of a liquidation, dissolution or winding up of the affairs of the Company, ranks pari passu with any parity securities, and ranks junior to secured and unsecured indebtedness and other senior class of stocks. The Preferred Stock has a Liquidation Preference equal to the greater of (i) the initial stated value of $1,000, increased by compound dividend and accrued but unpaid dividends per share (the “Accumulated Stated Value”), and (ii) the amount per share of Preferred Stock that a holder would have received if such holder, immediately prior to such liquidation event, converted such share into common stock. The aggregate liquidation preference amount was $20.6 million based on the Accumulated Stated Value at September 30, 2024.

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

Conversion – The Series A Convertible Perpetual Preferred Stock is convertible at any time into a number of shares of common stock based on a conversion rate set in accordance with the Certificate of Designations of the Preferred Stock. The conversion rate is calculated by dividing (i) the sum of (A) the Accumulated Stated Value, plus (B) compounded dividends (if such dividends have not yet been added to the Accumulated Stated Value) plus (C) accrued and unpaid dividends for the most recent period by (ii) the Conversion Price(initially $0.35 per share and is subject to certain anti-dilution adjustments) in effect immediately prior to the conversion.

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

Redemption – The Series A Convertible Perpetual Preferred Stock is redeemable at any time after the latest maturity date (the first date on which the Company satisfies its obligation outlined in the Certificate of Designations of the Preferred Stock that does not cause an event of default under existing debt agreements) at the option of the holders into a number of shares of common stock based on a Redemption Price set in accordance with the Certificate of Designations of the Preferred Stock. The Redemption Price is calculated the greatest of (i) the Accumulated Stated Value, (ii) the product of (A) the number of shares of common stock such Preferred Stock is convertible into at the Conversion Price immediately prior to the redemption multiplied by (B) the greater of (x) the current market price of the Company’s stock on the trading day prior to the redemption date and (y) the last reported sale price of the Company’s stock on the trading day prior to the redemption date, and (iii) the product of 2 multiplied by the initial stated value of $1,000. The aggregate redemption amount was $20.6 million based on the Accumulated Stated Value at September 30, 2024.

The Series A Convertible Perpetual Preferred Stock is redeemable at the option of the Company into a number of shares of common stock based on a Redemption Price upon a change of control that is outside of the Company’s control. All of the Preferred Stock will be redeemed into a number of shares of common stock based on the Liquidation Preference upon the occurrence of an insolvency event.

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

The total cash proceeds from the issuance of the Series A Convertible Perpetual Preferred Stock and the sale of SaaS business were allocated to the two transactions based on the relative fair value of these transactions. Therefore, the Company recorded the issuance of the Series A Convertible Perpetual Preferred Stock at $15.7 million, net of issuance costs of $0.4 million on the issuance date of May 7, 2024. The redeemable convertible preferred stock is classified outside of permanent equity as temporary equity in the condensed consolidated balance sheets as of September 30, 2024. The Company has not adjusted the carrying value of the Series A Convertible Perpetual Preferred Stock since it was not probable of becoming redeemable at September 30, 2024. Subsequent adjustments to the carrying values will be made only when it becomes probable that such redemption will occur.

Note 12—Cantor Sales Agreement

On September 5, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. The Company has no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on the Company’s behalf all of the shares of Class A Common Stock requested to be sold by the Company. Under the terms of the Cantor Sales Agreement, the Company has agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of the Company’s sales of shares of Class A Common Stock reach $50.0 million in total unless early terminated under the terms of the Cantor Sales Agreement. The Company did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through September 30, 2024.

Note 13—Equity-based compensation

During the three and nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation related to the 2022 Plans (as defined below).

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

The following represents a summary of the Company’s RSU activity and related information during the nine months ended September 30, 2024:

	Units	Weighted Average Grant Date Fair Value
Nonvested – December 31, 2023	518,625	$10.02
Granted	-	-
Vested	(187,265)	10.20
Forfeited/redeemed	(71,640)	8.88
Nonvested – September 30, 2024	259,720	$10.21

The remaining RSUs will vest over the requisite service periods ranging from six to thirty-six months from the grant date.

The Company recognized $0.5 million and $2.1 million in total equity compensation costs for the three months ended September 30, 2024 and 2023, respectively. The Company recognized $1.6 million and $13.2 million in total equity compensation costs for the nine months ended September 30, 2024 and 2023, respectively.

Some of RSUs settled during the nine months ended September 30, 2023 were net share settled such that the Company withheld shares with a value equivalent to the employees’ obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately $1.1 million and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments to the taxing authorities for employees’ tax obligations pertaining to the withheld shares were $1.0 million. As of September 30, 2024, there were 197,382 vested RSUs and 17,331 vested Deferred Share Unit (“DSUs”) remaining which are expected to be settled in shares of Class A Common Stock.

As of September 30, 2024, the total unrecognized compensation cost related to outstanding RSUs was $2.7 million, which the Company expects to recognize over a weighted-average period of 1.0 year.

Note 14—Earnings (Loss) per share

Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company by the weighted average number of shares of Class A Common Stock outstanding during the three and nine months ended September 30, 2024. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to the Company, adjusted for the assumed exchange of all potentially dilutive securities, by weighted average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive shares.

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and nine months ended September 30, 2024 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Numerator:
Net loss from continuing operations	$(8,679)	$(55,990)
Net loss continuing operations attributable to noncontrolling interests	(89)	(2,005)
Allocation of undistributed net earnings to participating securities	-	(26,908)
Allocation of undistributed net loss from continuing operations of Class A common stockholders	$(8,590)	$(27,077)

Net income from discontinued operations	$226	$56,896
Net income discontinued operations attributable to noncontrolling interests	3	917
Allocation of undistributed net earnings to participating securities	-	27,902
Allocation of undistributed net income from discontinued operations of Rubicon Technologies, Inc.	$223	$28,077

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic	68,946,948	57,996,823
Weighted average shares of Class A Common Stock outstanding – Diluted	68,946,948	57,996,823

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted	$(0.12)	$(0.47)
Net earnings from discontinued operations per share attributable to Class A Common Stock – Basic and diluted	$0.00	$0.48
Net earnings per Class A Common share – basic and diluted	$(0.12)	$0.01

The computation of net loss per share attributable to Rubicon Technologies, Inc. and weighted-average shares of the Company’s Class A Common Stock outstanding for the three and nine months ended September 30, 2023 are as follows (amounts in thousands, except for share and per share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Numerator:
Net loss from continuing operations	$(29,830)	$(61,732)
Net loss continuing operations attributable to noncontrolling interests	(2,465)	(18,207)
Net loss: attributable to continuing operations of Rubicon Technologies, Inc.	$(27,365)	$(43,525)

Net loss from discontinued operations	$(343)	$(709)
Net loss discontinued operations attributable to noncontrolling interests	(54)	(249)
Net loss: attributable to discontinued operations of Rubicon Technologies, Inc.	$(289)	$(460)

Denominator:
Weighted average shares of Class A Common Stock outstanding – Basic and diluted*	32,381,649	17,786,466

Net loss from continuing operations per share attributable to Class A Common Stock – Basic and diluted*	$(0.84)	$(2.45)
Net loss from discontinued operations per share attributable to Class A Common Stock – Basic and diluted*	$(0.01)	$(0.02)

*	The Company effected a reverse stock split of its outstanding shares of voting common stock at a ratio of one-for-eight (1:8) on September 29, 2023. Pursuant to the reverse stock split, every eight shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the number of authorized shares or the par value per share of the common stock. Therefore, the weighted average share of Class A Common Stock outstanding – basic and diluted, and loss per share attributable for Class A Common Stock for continuing operations and discontinued operations have been retroactively adjusted.

The Company’s potentially dilutive securities below were excluded from the computation of diluted loss per share as their effect would be anti-dilutive:

-	IPO Warrants, Additional Subordinated Term Loan Warrants, Advisor Warrant, June 2023 Term Loan Warrants, YA Warrant and Rodina Warrant.

-	Earn-Out Interests.

-	RSUs and DSUs.

-	Exchangeable Class V Common Stock.

-

Potential settlements in Class A Common Stock of the Insider Convertible Debentures, the Third Party Convertible Debentures, the NZ Superfund Convertible Debentures, the June 2023 Term Loan, the Subordinated Term Loan Warrants Make-Whole Agreement and portion of fees for the PIPE Software Services Subscription (as defined in Note 17).

-	Potential conversion of the Redeemable Convertible Preferred Stock.

Note 15—Fair value measurements

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of the dates indicated (in thousands):

	As of September 30, 2024
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(867)	$(8,327)
Additional Subordinated Term Loan Warrants Derivative	-	-	(2,254)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(638)
Total	$-	$(867)	$(11,219)

	As of December 31, 2023
Liabilities	Level 1	Level 2	Level 3
Warrant liabilities	$-	$(26,493)	$-
Additional Subordinated Term Loan Warrants Derivative	-	-	(11,045)
Subordinated Term Loan Warrants Make-Whole Derivative	-	-	(2,013)
Total	$-	$(26,493)	$(13,058)

Level 3 Rollforward	YA Warrants Liabilities	Additional Subordinated Term Loan Warrants Derivative	Subordinated Term Loan Warrants Make-Whole Derivative
December 31, 2023 balances	$-	$(11,045)	$(2,013)
Reclassified from Level 2	(18,601)	-	-
Additions	-	-	-
Exercise of warrants	4,919	-	-
Changes in fair value	5,355	(755)	(471)
Derecognition of derivative	-	-	1,934
Reclassified to Level 2	-	3,525	-
June 30, 2024 balances	(8,327)	(8,275)	(550)
Additions	-	-	-
Exercise of warrants	-	-	-
Changes in fair value	-	5,805	(88)
Derecognition of derivative	-	-	-
Reclassified to Level 2	-	216	-
September 30, 2024 balances	$(8,327)	$(2,254)	$(638)

The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and contract assets and liabilities, approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Warrant liabilities – The outstanding warrants which were classified as warrant liabilities, as of September 30, 2024, were the YA Warrant and the June 2023 Term Loan Warrants.

The June 2023 Term Loan Warrants were classified as Level 2 as of September 30, 2024, and December 31, 2023, respectively. The sole underlying asset of the outstanding warrant liabilities as of September 30, 2024, was Class A Common Stock, which is an observable input. However, the value of the warrants themselves was not directly or indirectly observable. The fair value of the warrant liabilities for the June 2023 Term Loan Warrants was estimated using the Black–Scholes Merton model. The value of the June 2023 Term Loan Warrants is calculated by using the call price times the number of Class A shares in scope, which were 2,121,605 as of September 30, 2024, and December 31, 2023. The key assumption utilized was the probability of refinancing the June 2023 Term Loan in November 2024. The Company determined this probability to be approximately 95% for refinancing and 5% for not refinancing as of the date financial statements were available to be issued.

The YA warrant liabilities were classified to Level 3 as of September 30, 2024 and Level 2 as of December 31, 2023, respectively. The sole underlying asset of the outstanding warrant liabilities as of September 30, 2024 was Class A Common Stock, which is an observable input, however the value of the warrants themselves were not directly or indirectly observable. The fair value of the warrant liabilities for the June 2023 Term Loan Warrants were determined based on price of the underlying share and the terms of each warrant, specifically whether each warrant is exercisable for a fixed number of shares of Class A Common Stock, hence the value of the total shares a warrant is exercisable for is variable, or a fixed value of shares of Class A Common Stock thus the number of the total shares a warrant is exercisable for is variable. The exercise prices of the liability-classified warrants which were outstanding as of September 30, 2024 were minimal ($0.08 per Class A Common Stock share) and did not have significant impact to the fair value measurements of these warrants. The fair value of the YA Warrant liability was determined using the redemption value of the warrant upon the occurrence of a Fundamental Transaction, as defined in the Warrant Agreement. See Note 9 for further information regarding the warrant liabilities.

Additional Subordinated Term Loan Warrants Derivative – The Additional Subordinated Term Loan Warrants Derivative’s fair value was estimated using a discounted cashflow/expected present value method. The value of the Additional Subordinated Term Loan Warrants earnout was $0.35 million for each additional full calendar month after March 22, 2023 through June 22, 2023, and starting June 23, 2023, the value the Additional Subordinated Term Loan Warrants earn-out increases by $25,000 for each additional full calendar month thereafter until the Company repays the Subordinated Term Loan in full. The key assumption utilized was the probability of refinancing the Subordinated Term Loan in November 2024. The Company determined this probability to be approximately 95% for refinancing and 5% for not refinancing. As September 30, 2024, the Company applied a discount rate of 25.0% to calculate the present value of the Additional Subordinated Term Loan Warrants Derivative. The Company measured and recognized fair value for the Additional Subordinated Term Loan Warrants Derivative at the end of each reporting period in derivative liabilities on the condensed consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the condensed consolidated statements of operations.

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

The following table provides quantitative information of the key assumptions utilized in the Subordinated Term Loan Warrants Make-Whole Derivative fair value measurements as of measurement dates:

	As of	As of
	September 30,	December 31,
	2024	2023
Price of Class A Common Stock	$0.05	$1.85
Strike Price of Class A Common Stock	$18.96	$18.96
Risk-free interest rate	3.60%	3.90%
Expected volatility	95.0%	85.0%
Expiration Date	December 12, 2027	December 12, 2027

The Company measured and recognized fair value for the Subordinated Term Loan Warrants Make-Whole Derivative at the end of each reporting period in derivative liabilities on the condensed consolidated balance sheets, with the respective fair value adjustment recorded in loss on change in fair value of derivatives as a component of other income (expense) on the condensed consolidated statements of operations.

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

The Company has received demand letters from four former employees in connection with incentive equity compensation that these individuals believe were due to them pursuant to their employment agreement. The Company has subsequently reached settlement agreements with these four former employees. The Company paid $0.6 million and $2.2 million to these employees for the three months and nine months ended September 30, 2024, respectively. The Company further received a demand letter from a current employee for incentive equity compensation that the employee believes is due pursuant to an employment agreement with the Company. The Company is currently evaluating the demand letter and working to resolve the issue.

On August 15, 2024, a lawsuit was filed against the Company by Jefferies LLC (“Jefferies”) in New York State Supreme Court, New York County (Manhattan) (Jefferies LLC v. Rubicon Technologies, Inc.). Jefferies’ complaint alleges that the Company has failed to pay Jefferies a deferred discount fee of approximately $7,000,000 in breach of an Underwriting Agreement dated October 14, 2021, as amended, between Jefferies and the Company. On October 9, 2024, the Company filed an Answer responding to Jefferies’ complaint and denying the claims therein. Discovery in the case has not yet begun, but the Company plans to defend against Jefferies’ claims.

The Company makes a provision for liabilities relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss that can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company is not able to reasonably estimate the amount or range of possible losses in excess of any amounts accrued, including losses that could arise as a result of application of non-monetary remedies, with respect to the contingencies it faces, and the Company’s estimates may not prove to be accurate.

In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated statements of operations, cash flows or balance sheets. However, depending on the nature and timing of any such dispute or other contingency, an unfavorable resolution of a matter could materially affect the Company’s current or future results of operations or cash flows, or both.

Management Rollover Settlement

As further described in Note 6, during the year ended December 31, 2023, the Company settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration, included under accrued expenses account, and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $1.7 million is coming due in the next 12 months of September 30, 2024, and $2.2 million thereafter.

Leases

The Company leases its office facilities under operating lease agreements expiring through 2031. While each of the leases includes renewal options, the Company has only included the base lease term in its calculation of lease assets and liabilities as it is not reasonably certain to utilize the renewal options. The Company does not have any finance leases.

Operating lease expense for the three and nine months ended September 30, 2024 was $48 thousand and $0.1 million, respectively. Operating lease expense for the three and nine months ended September 30, 2023 was $25 thousand and $0.1 million, respectively. The right-of-use assets balance at September 30, 2024 and December 31, 2023 is $1.2 million and $0.6 million, respectively. The weighted average discount rate is 11.7%, with average remaining lease term of seven years. The Company paid $0.7 million related to operating lease liabilities during the nine months ended September 30, 2024.

The following table presents information regarding the maturities of the undiscounted remaining operating lease payments, with a reconciliation to the amount of the liabilities representing such payments as presented on the accompanying condensed consolidated balance sheet as of September 30, 2024 (in thousands).

Fiscal Years Ending December 31,
2024	$121
2025	248
2026	256
2027	264
2028	271
Thereafter	839
Total minimum lease payments	1,999
Less: Imputed interest	(800)
Total operating lease liabilities	1,199
Less: Current portion of lease	(133)
Operating lease liabilities, noncurrent	$1,066

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

See Note 5 for further information regarding these convertible debentures.

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

Sale of the SaaS Business – As further disclosed under Note 3, on May 7, 2024, the Company entered into an agreement with an entity affiliated with Andres Chico and Jose Miguel Enrich, to sell the SaaS Business for a purchase price of $68.2 million. The agreement also provides a potential earn-out payment to the Company of $12.5 million if the SaaS Business sales achieve a certain annual recurring revenue target on or prior to December 31, 2024. See further disclosed under Note 3.

The Company also entered into a Transition Service Agreement (“TSA”) with the buyer of the SaaS business to provide certain services for a six-months period with options to be extended. Those services include human resources, such as payroll and benefits plan; finance and accounting functions, such as, general executive of finance, accounting, and tax, collection, books and records, accounts receivable, customer invoicing/billing and contracting; software and IT systems, and services; hosting services; customer and third party contract transition; end user and customer help desk; certain insurance coverage and policies; office services including using offices in certain locations; and marketing and advertisements. The Company charges a fee for some of the services listed, and total service fee amount for each service shall not exceed the actual costs to provide such service, and the aggregate service fees shall not exceed $1,821,168 under this TSA. The Company is also reimbursed for payroll expenses paid for employees of the SaaS business and should remit any cash receipts from accounts receivable collections on behalf of the SaaS business after May 7, 2024. The amounts charged for services performed under the TSA were recorded as a reduction of costs incurred to perform such services. The total net amount due from the SaaS business at September 30, 2024 was $1.5 million, which is reported as due from affiliates in the accompanying condensed consolidated balance sheets at September 30, 2024, and consisted of the following (in thousands):

September 30, 2024
Reimbursable payroll expenses paid on behalf of affiliates	$4,212
TSA service fees	3,083
Cash collection from accounts receivable on behalf of affiliates	(5,776)
Total	$1,519

Rodina Securities Purchase Agreement – As further disclosed under Note 3 and Note 11, on May 7, 2024, the Company entered into the SPA with an entity affiliated with Andres Chico and Jose Miguel Enrich. Pursuant to the SPA, the Company issued 20,000 shares of Rubicon’s Series A Convertible Perpetual Preferred Stock, par value $0.0001 per share for an aggregate purchase price of $20.0 million.

Commitment to issue Convertible Preferred Security – The Company entered into a software services subscription agreement with Palantir, a PIPE Investor (the “PIPE Software Services Subscription”), including related support and update services on September 22, 2021. The Company subsequently amended the agreement on December 15, 2021, March 6, 2023, March 28, 2023, June 27, 2023, and September 30, 2023. The term of the amended agreement is through December 31, 2024. The amended agreement provides the Company with the option, in its sole discretion, to settle the $7.5 million subscription fees scheduled to become due through June 2024 in cash or Class A Common Stock. Pursuant to the amended agreement entered into on September 30, 2023, for each payment for December 2023, March 2024 and June 2024 the Company makes in Class A Common Stock, the Company has an option to repurchase such Class A Common Stock at a price equal to 130% of the per share price applicable for each such payment during the 18-month period following such shares of Class A Common Stock become tradable by the PIPE Investor. During the nine months ended September 30, 2024, the Company issued 10,669,485 shares of Common Stock to the PIPE Investor to settle $7.1 million of the fee for the subscription from October 1, 2023 to March 31, 2024. On September 27, 2024, the Company entered into a Side Letter to Palantir agreement (the “Side Letter to Palantir”) with MBI Holdings, LP (the “Buyer”). Pursuant to the Side Letter to Palantir, the Company agreed to issue and sell to the Buyer Convertible Preferred Security with purchase price of $3.8 million in exchange of the Buyer settling the outstanding payable due from the Company to Palantir. The Palantir Agreement shall automatically expire and terminate in their entirety and shall be of no further force or effect as of December 31, 2024, contingent solely upon the timely payment in full of the updated payment as set forth in the Side Letter to Palantir. Accordingly, the liability to Palantir shall be released. The outstanding balance of the liability to Palantir as of September 30, 2024 is $6.1 million.

Pursuant to the Side Letter to Palantir, the Company agreed to issue and sell to the Buyer Convertible Preferred Security with purchase price of $3.8 million in exchange of the Buyer settling the outstanding payable the Company due to Palantir. The $3.8 million will be made in two installments: (a) $1.8 million payment was made on September 30, 2024, to settle outstanding payable related to service rendered by Palantir to the Company in first and second quarter of 2024; and (b) the remaining $2.0 million payment will be made no later than December 31, 2024, to settle outstanding payable related to service rendered by Palantir to the Company in third and fourth quarter of 2024. The total amount of $3.8 million to issue Convertible Preferred Security to the Buyer is reported as due to affiliates in the condensed consolidated balance sheet as of September 30, 2024.

The Convertible Preferred Security (a) have a conversion price equal to the lower of (i) the volume-weighted average price (“VWAPs”) of the Class A Common Stock, par value $0.0001 per share, of the Company (the “Common Stock”) during the 5-trading day period fair value ending on, and including the date hereof and (ii) the VWAPs of the Common Stock during the 5-trading day period ending on, and including the Issuance Date and (b) liquidation preference (see below) over all other classes and series of capital stock on the right on distribution of assets on any Insolvency Events, which includes (i) any voluntary or involuntary bankruptcy, (ii) Liquidation, (iii) Dissolution, and (iv) Winding up of the Company. The Convertible Preferred Security has the same dividends and liquidation rights as the Series A Convertible Perpetual Preferred Stock (see Note 11).

Note 18—Concentrations

During the three and nine months ended September 30, 2024, the Company had three and two customers who individually accounted for 10% or more of the Company’s total revenue and together accounted for approximately 47% and 37% of the Company’s total revenue, respectively. During the three and nine months ended September 30, 2023, the Company had two customers and one customer who individually accounted for 10% or more of the Company’s total revenue for approximately 33% and 20% of the total revenue, respectively. As of September 30, 2024, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets, and together for approximately 52% of the total accounts receivable and contract assets, while as of December 31, 2023, the Company had three customers who individually accounted for 10% or more of the Company’s total accounts receivable and contract assets and together for approximately 58% of the total accounts receivable and contract assets.

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

Sale of Business

As disclosed in Note 3 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we completed the sale of our SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, for a purchase price of $68.2 million. In connection with the Sale, the Company recognized a gain of $59.7 million on the sale of SaaS Business during the period ended September 30, 2024 presented within the accompanying condensed consolidated statement of operations. See Note 3 for additional information. The agreement also provides a potential earn-out payment of $12.5 million to us if the SaaS Business sales achieve a certain annual recurring revenue target on or prior to December 31, 2024. The APA also provides a contingent payment of $2.5 million from the Buyer if the shareholder approval of a “Take-private Transaction” with the Buyer or the Buyer’s affiliates occurs prior to December 31, 2024. In order for the Company to receive the contingent payment of $2.5 million, a business combination, a merger, or other change of control must occur between the Buyer or the Buyer’s Affiliates or the Buyer’s Parent resulting in a delisting and deregistration of the Company’s stock with the SEC. The potential earn-out payment $12.5 million will be decreased by the amount of contingent payment of $2.5 million received from the “Take-private Transaction”.

We entered into a Transition Service Agreement (“TSA”) with the Buyer of the SaaS Business on May 7, 2024 to provide certain services for a six-months of period with options to be extended by the Buyer. The Company is in process of further extending the TSA agreement. Those services include Human resources, such as payroll and benefits plan; finance and accounting functions, such as, general executive of finance, accounting, and tax, collection, books and records, accounts receivable, customer invoicing/billing and contracting; software and IT systems, and services; hosting services; customer and third party contract transition; end user and customer help desk; certain insurance coverage and policies; office services including using offices in certain locations; and marketing and advertisements. We charge a fee for some of the services, and total service fee amount for each service shall not exceed the actual costs to provide such service, and the aggregate service fees shall not exceed $1.8 million under this TSA. We are also reimbursed for payroll expenses paid for employees of the SaaS Business and should remit any cash receipts from accounts receivable collections from May 7, 2024 on behalf of the SaaS business to the Buyer.

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

Commitment to Issue Convertible Preferred Security

On September 27, 2024, we entered into a Side Letter to Palantir agreement (the “Side Letter to Palantir”) with MBI Holdings, LP (the “Buyer”). Pursuant to the Side Letter to Palantir, we agreed to issue and sell to the Buyer Convertible Preferred Security with purchase price of $3.8 million in exchange of the Buyer settling the outstanding payable the Company due to Palantir Technologies Inc. (“Palantir”). The $3.8 million will be made in two installments: (a) $1.8 million payment was made on September 30, 2024, to settle outstanding payable related to service we received from Palantir in first and second quarter of 2024; and (b) the remaining $2.0 million payment will be made no later than December 31, 2024, to settle the outstanding payables for the third and fourth quarter of 2024. The total amount of $3.8 million to issue Convertible Preferred Security to the “Buyer” is reported as due to affiliates in the condensed consolidated balance sheet as of September 30, 2024. The Convertible Preferred Security (a) have a conversion price equal to the lower of (i) the volume-weighted average price (“VWAPs”) of the Class A Common Stock, par value $0.0001 per share, of the Company (the “Common Stock”) during the 5-trading day period fair value ending on, and including the date hereof and (ii) the VWAPs of the Common Stock during the 5-trading day period ending on, and including the Issuance Date and (b) liquidation preference (see below) over all other classes and series of capital stock on the right on distribution of assets on any Insolvency Events, which includes (i) any voluntary or involuntary bankruptcy, (ii) Liquidation, (iii) Dissolution, and (iv) Winding up of the Company. The September 2024 Convertible Preferred Security has the same dividends and liquidation rights as the Redeemable Convertible Preferred Class A Stock.

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

Commodity nature of our recycling program

Through our recycling program, we market a variety of materials, including fibers such as old corrugated cardboard (“OCC”), old newsprint (“ONP”), aluminum, glass, pallets and other materials. Currently, OCC is the most significant material in our recycling program. Our recyclable commodity revenue is influenced by fluctuations in prices of the recyclable commodities. Periods of increasing prices generally provide the opportunity for higher revenue while periods of declining prices may result in declines in sales. For the reporting periods, the trend of the recyclable commodity prices was generally upward and contributed to higher recyclable commodity revenue in recent periods. For the three months ended September 30, 2024, and 2023, our recyclable commodity revenue was $13.2 million and $12.1 million, respectively. For the nine months ended September 30, 2024, and 2023, our recyclable commodity revenue was $45.5 million and $40.8 million, respectively.

We may use a number of strategies to mitigate impacts from recyclable commodity price fluctuations, including, entering into purchase contracts indexed to the recyclable commodity price such that we mitigate the variability in cash flows generated from the sales of recycled materials at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2024, we were not a party to any recyclable commodity hedging agreements.

Investment in products

We are actively investing in our business to support future growth and we expect this investment to continue. We have built a leading cloud-based digital marketplace that provides a transformational customer experience through an easy-to-use interface, where customers can manage services, track invoices, and view environmental outcomes. We believe that our platform is highly differentiated, and we expect to continue to invest in product development to further develop and enhance our platform’s features and functionality to further extend the adoption of our platform. While we continue to invest in product development, we are focusing on operational efficiencies and cost reduction measures, such as rationalizing redundancies across the organization. For the three months ended September 30, 2024, and 2023, our product development cost was $5.3 million and $7.6 million, respectively. For the nine months ended September 30, 2024, and 2023, our product development cost was $17.2 million and $21.6 million, respectively. We expect product development costs to decrease as a percentage of total revenues in the next 12 months.

Components of Results of Operations

Revenue

We generate our revenue from waste removal, waste management and consultation services, platform subscriptions, and the sale of recyclable commodities. As discussed previously, we sold our SaaS Business on May 7, 2024. Therefore, platform subscriptions and related services have been discontinued as of May 7, 2024.

Service revenue:

Service revenue is comprised of waste removal and consultation services provided to customers for waste, recycling and logistics solutions. Services include planning, consolidation of billing and administration, cost savings analyses, vendor procurement and performance management, and a suite of solutions providing insights into the customers’ waste streams.

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

Gain (loss) on change in fair value of warrant liabilities

This account consists of fair value changes of outstanding warrant liabilities of the Company.

Loss on change in fair value of derivatives

This account consists of fair value changes of Subordinated Term Loan Warrants Make-Whole derivative and Additional Subordinated Term Loan Warrants Derivative.

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

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended
	September 30,
	2024	2023	Change $	Change %
	(in thousands, except changes in percentage)
Revenue
Service	$169,305	$156,362	$12,943	8.3%
Recyclable commodity	13,228	12,138	1,090	9.0%
Total revenue	182,533	168,500	14,033	8.3%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	161,011	146,178	14,833	10.1%
Recyclable commodity	12,660	10,272	2,388	23.2%
Total cost of revenue (exclusive of amortization and depreciation)	173,671	156,450	17,221	11.0%
Sales and marketing	1,874	1,824	50	2.7%
Product development	5,286	7,636	(2,350)	(30.8)%
General and administrative	6,685	13,565	(6,880)	(50.7)%
Amortization and depreciation	885	1,007	(122)	(12.1)%
Total costs and expenses	188,401	180,482	7,919	4.4%
Loss from operations	(5,868)	(11,982)	6,114	(51.1)%
Other income (expense):
Interest earned	32	5	27	NM %
Gain on change in fair value of warrant liabilities	528	3,354	(2,826)	(84.3)%
Gain on change in fair value of earn-out liabilities	-	150	(150)	NM %
Gain (loss) on change in fair value of derivatives	5,717	(1,245)	6,962	(559.2)%
Loss on extinguishment of debt obligations	-	(9,348)	9,348	NM %
Interest expense	(7,886)	(9,179)	1,293	(14.1)%
Related party interest expense	(562)	(453)	(109)	24.1%
Other expense	(538)	(1,116)	578	(51.8)%
Total other expense	(2,709)	(17,832)	15,123	(84.8)%
Loss from continuing operations before income taxes	(8,577)	(29,814)	21,237	(71.2)%
Income tax expense	102	16	86	NM %
Net Loss from continuing operations	(8,679)	(29,830)	21,151	(90.9)%

Discontinued operations:
Loss from discontinued operations before income taxes	-	(343)	343	NM %
Income tax benefit	226	-	226	NM %
Net Income (loss) from discontinued operations	226	(343)	569	NM %
Net Income (Loss)	(8,453)	(30,173)	21,720	(72.0)%

Net loss from continuing operations attributable to noncontrolling interests	(89)	(4,731)	(4,642)	(98.1)%
Net loss from continuing operations attributable to Class A common stockholders	(8,590)	(25,099)	16,509	(65.8)%
Net loss from discontinued operations attributable to noncontrolling interests	3	(54)	57	NM %
Net loss from discontinued operations attributable to Class A Class A common stockholders	$223	$(289)	$512	NM %

NM – not meaningful

Revenue

Total revenue from continuing operations increased by $14.0 million, or 8.3%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Service revenue increased by $12.9 million, or 8.3%, primarily due to increased services in the amount of $11.0 million, additional revenue from new customers and price increases of $25.1 million. The increase of revenue is partially offset by the loss of revenue from cancelled customer contracts in the amount of $21.1 million and decrease in volumes of $2.1 million.

Revenue from sales of recyclable commodities increased by $1.1 million, or 9.0%, primarily due to a $2.6 million increase driven by higher sales prices of recyclable commodities, especially in OCC, decrease in volume of $0.1 million, and in addition to a $1.4 million decrease related to cancelled customers.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue from continuing operations increased by $17.2 million, or 11.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of service revenue increased by $14.8 million, or 10.1%, primarily due to increases of approximately $19.9 million from new customers, $7.4 million from service expansions and volume increases, and $6.0 million due to price increase. This is offset by $18.5 million decreases associated with cancelled customer contracts.

Cost of recyclable commodity revenue increased by $2.4 million, or 23.2%, primarily due to a $2.6 million increase in the cost of recyclable commodities sold, mainly driven by increase in the price of OCC, and increase of $0.7 million due to volume increases, and partially offset by a decrease of $0.9 million related to cancelled customers.

Total cost of revenue from discontinued operations, for the three months ended September 30, 2024, decreased by $0.8 million from the three months ended September 30, 2023, as there is no sale of discontinued operations for the three months ended September 30, 2024.

Sales and marketing

Sales and marketing expenses from continuing operations for the three months ended September 30, 2024, were relatively unchanged, compared to the three months ended September 30, 2023.

Sales and marketing expenses from discontinued operations, for the three months ended September 30, 2024, decreased by $1.1 million from three months ended September 30, 2023, as there is no sale of discontinued operations for the three months ended September 30, 2024.

Product development

Product development expenses from continuing operations decreased by $2.4 million, or 30.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased workforce-related expenses due to lower headcount of $1.3 million and decreased software license costs of $1.1 million.

Product development expenses from discontinued operations, for the three months ended September 30, 2024, decreased by $0.7 million from the three months ended September 30, 2023, as there is no sale of discontinued operations for the three months ended September 30, 2024.

General and administrative

General and administrative expenses from continuing operations decreased by $6.9 million, or 50.7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was driven by a lower stock-based compensation of $1.3 million, a decrease of $0.7 million in salaries and wages due to lower headcount, a decrease of $0.9 in bad debt reserve due to certain write-offs, a decrease of $0.9 million in software licenses, a decrease of $0.7 million in outside services, a decrease of $0.4 million in employer payroll tax expense, a decrease of $1.2 million in bonus expense due to downward revision of 2024 bonus in the third quarter of 2024, and a decrease of 0.8 million in professional fees.

General and administrative expenses from discontinued operations, for the three months ended September 30, 2024, decreased by $0.2 million from the three months ended September 30, 2023, as there is no sale of discontinued operations for the three months ended September 30, 2024.

Amortization and depreciation

Amortization and depreciation expenses from continuing operations decreased by $0.1 million, or 12.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in software amortization expense due to the sale of the SaaS business in May 2024.

Amortization and depreciation expenses from discontinued operations, for the three months ended September 30, 2024, were decreased by $0.3 million from the three months ended September 30, 2023, as there is no sale of discontinued operations for the three months ended September 30, 2024.

Other income (expense)

Other expense, net of other income, decreased by $15.1 million, or 84.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was primarily attributable to a $9.3 million decrease of loss on extinguishment of debt obligations, a $1.2 million decrease in interest expenses, a $7.0 million decrease (from a $1.2 million loss for the three months ended September 30, 2023, to a $5.7 million gain for the three months ended September 30, 2024) in the gain or loss on change in fair value of derivatives, and a $0.6 million decrease in other expense. This is partially offset by a $0.2 million unfavorable decrease in gain on change in fair value of earn-out liabilities and by a $2.8 million unfavorable decrease in gain on change in fair value of warrant liabilities.

Income tax expense

Income tax expense from continuing operations for the three months ended September 30, 2024, was relatively unchanged compared to the three months ended September 30, 2023.

	Nine months Ended September 30,
	2024	2023	Change $	Change %
	(in thousands, except changes in percentage)
Revenue:
Service	$463,282	$478,712	$(15,430)	(3.2)%
Recyclable commodity	45,460	40,794	4,666	11.4%
Total revenue	508,742	519,506	(10,764)	(2.1)%
Costs and expenses:
Cost of revenue (exclusive of amortization and depreciation)
Service	444,933	452,999	(8,066)	(1.8)%
Recyclable commodity	41,607	35,427	6,180	17.4%
Total cost of revenue (exclusive of amortization and depreciation)	486,540	488,426	(1,886)	(0.4)%
Sales and marketing	5,895	6,215	(320)	(5.1)%
Product development	17,182	21,645	(4,463)	(20.6)%
General and administrative	30,436	45,451	(15,015)	(33.0)%
Gain on settlement of incentive compensation	-	(18,622)	18,622	NM %
Amortization and depreciation	2,766	3,194	(428)	(13.4)%
Total costs and expenses	542,819	546,309	(3,490)	(0.6)%
Loss from operations	(34,077)	(26,803)	(7,274)	27.1%
Other income (expense):
Interest earned	91	11	80	NM %
Gain on change in fair value of warrant liabilities	13,997	2,885	11,112	385.2%
Gain on change in fair value of earn-out liabilities	133	5,440	(5,307)	(97.6)%
Gain (loss) on change in fair value of derivatives	3,697	(3,778)	7,475	(197.9)%
Gain on service fee settlements in connection with the Mergers	-	6,996	(6,996)	NM %
Loss on extinguishment of debt obligations	(8,782)	(18,234)	9,452	(51.8)%
Interest expense	(27,049)	(24,474)	(2,575)	10.5%
Related party interest expense	(1,624)	(1,707)	83	(4.9)%
Other expense	(2,154)	(2,019)	(135)	6.7%
Total other Expense	(21,691)	(34,880)	13,189	(37.8)%
Loss from Continuing Operations Before Income Taxes	(55,768)	(61,683)	5,915	(9.6)%
Income tax expense	222	49	173	NM %
Net Loss from Continuing Operations	(55,990)	(61,732)	5,742	(9.2)%

Discontinued Operations:
Loss from discontinued operations before income tax	(1,125)	(709)	(416)	58.7%
Net gain on sale of discontinued operations	59,674	-	59,674	NM %
Income tax expense	(1,653)	-	(1,653)	NM %
Net income (loss) from Discontinued Operations	56,896	(709)	57,605	NM %
Net Income (loss)	906	(62,441)	63,347	NM %

Net loss from continuing operations attributable to noncontrolling interests	(2,005)	(20,474)	18,469	(90.2)%
Net loss from continuing operations attributable to Class A Common Stockholders	(53,985)	(41,258)	(12,727)	30.8%
Net income (loss) from discontinuing operations attributable to noncontrolling interests	917	(249)	1,166	NM %
Net income (loss) from discontinuing operations attributable to Class A Common Stockholders	$55,979	$(460)	$56,439	NM %

NM – not meaningful

Revenue

Total revenue decreased by $10.8 million, or 2.1%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Service revenue decreased by $15.4 million, or 3.2%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to cancelled customer contracts in the amount of $79.8 million and $3.5 million decrease in volumes related to remaining book of business, and a $1.2 million decrease related to cancelled customers, which were partially offset by an increase from expanded book of business accounts and increase in services in the amount of $28.6 million and $40.5 million from new customers and price increases.

Revenues from sales of recyclable commodities increased by $4.7 million, or 11.4%, primarily due to a $12.6 million increase driven by the sales prices for recyclable commodities, especially in OCC. The increase was partially offset by a $6.2 million decreases related to cancelled customers and $1.7 million decrease related to pricing and sale of discontinued business in May 2024.

Total revenue from discontinued operations decreased by $3.3 million to $4.1 million from $7.4 million, or 45.3%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is due to the sale of the SaaS business during the first half of the second quarter, in May 2024.

Cost of revenue, exclusive of amortization and depreciation

Total cost of revenue decreased by $1.9 million, or 0.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cost of service revenue decreased by $8.1 million, or 1.8%, primarily due to $74.0 million decrease related to customer cancellations, and partially offset by $27.7 million from new customers, $15.3 million from price increases, and $22.9 million from service expansions and volume increases

Cost of recyclable commodity revenue increased by $6.2 million or 17.4%, primarily due to a $12.7 million increase in OCC prices, and offset by a $6.5 decrease from customer cancellations.

Total cost of revenue from discontinued operations decreased by $0.8 million to $1.4 million from $2.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Sales and marketing

Sales and marketing expenses for the nine months ended September 30, 2024, decreased by $0.3 million or 5.1% compared to the nine months ended September 30, 2023. The decrease was driven by a $0.4 million decrease in marketing content, a $0.5 million decrease in stock-based compensation for RSU, and partially offset by a $0.3 million increase in commission and a $0.3 million increase in incentive payout.

Sales and marketing expenses from discontinued operations decreased by $0.7 million to $2.1 million for the nine months ended September 30, 2024, compared to $2.7 million for the nine months ended September 30, 2023. The increase is primarily due to larger spending on marketing and demand generation activities during the first quarter.

Product development

Product development expenses decreased by $4.5 million, or 20.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to decreased consulting services related costs by $1.2 million, lower software license related costs by $1.3 million, lower workforce-related expense related costs by $2.4 million, and a decrease in employee administrative costs due to lower headcount in the amount of $0.5, offset by lower software development related costs by $0.9 million.

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

Product development expenses from discontinued operations for the nine months ended September 30, 2024, decreased by $1.0 million. The decrease is due to the lower product development expenses in the second quarter attributable to the sale of the SaaS business, in May 2024.

General and administrative

General and administrative expenses decreased by $15.0 million, or 33.0%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease is driven by the following decreases: $2.5 million decrease in salaries and wages, a $11.2 million decrease in stock-based compensation for RSU, and a $1.3 million decrease in employee administrative costs.

Gain on settlement of incentive compensation

The gain on settlement of incentive compensation decreased by $18.6 million or 100% for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was attributable to replacing the $26.9 million of the accrued management rollover consideration with RSU awards, which was an event that did not repeat in 2024, offset by a $2.5 million decrease in salaries and wages, a $1.3 million decrease in employee administrative, a $0.9 million decrease in bonus, a $1.9 million decrease in software license, and a $1.8 million decrease in outside service.

Amortization and depreciation

Amortization and depreciation expenses for the nine months ended September 30, 2024, decreased by $0.4 million or 13.4%, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $0.2 million decrease in depreciation expense due to fewer assets to depreciate due to write offs during 2023 and to a decrease of $0.2 million in software amortization due to the sale of the SaaS business in May 2024.

Amortization and depreciation expenses from discontinued operations for the nine months ended September 30, 2024, related to the sale of the SaaS business in May 2024, were $0.4 million, and relatively unchanged compared to the nine months ended September 30, 2023, which were $0.8 million.

Other income (expense)

Other expenses, net of other income, decreased by $13.2 million or 37.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $2.6 million increase in interest expense, added to a $7.0 million decrease in gain on settlements in connection with the Mergers as this was a 2023 event that did not repeat in 2024, and a $5.3 million decrease in gain on change in fair value of earn-out liabilities, and offset by a $11.1 million increase in gain or loss on change in fair value of warrant liabilities, a $7.5 million increase in gain or loss on change in fair value of derivatives and a $9.5 million increase in loss on extinguishment of debt obligations.

Net gain on sale of discontinued operations

For the nine months ended September 30, 2024, a gain of $59.7 million was recognized from the sale of the SaaS Business on May 7, 2024. As disclosed in Note 3 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report, on May 7, 2024, we completed the sale of our SaaS Business to an entity affiliated with Andres Chico and Jose Miguel Enrich, from which we recognized a gain of $59.7 million during the second quarter in 2024 presented within the accompanying condensed consolidated statement of operations. See Note 3 for additional information.

Income tax expense

Income tax expense for the nine months ended September 30, 2024, were relatively unchanged compared to the nine months ended September 30, 2023, for the Company’s continuing operations.

For the nine months ended September 30, 2024, a $1.7 million of income tax expense from discontinued operations was recorded due to the sale of the SaaS business on May 7, 2024. See Note 3 – Discontinued Operations and Business Disposition to our unaudited interim condensed consolidated financial statements included elsewhere in this report for additional information related to discontinued operations and the related sale.

Key Metrics and Non-GAAP Financial Measures

In addition to the measures presented in our unaudited interim condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. Key metrics and non-GAAP financial measures presented below include the results from both the continuing and discontinued operations. See Note 3 – Discontinued Operations and Business Disposition, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for the further information regarding the discontinued operations.

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

Our revenue net retention rate was 101.3% and 91.1% as of September 30, 2024, and 2023, respectively.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Total revenue	$182,533	$168,500	$508,742	$519,506
Less: total cost of revenue (exclusive of amortization and depreciation)	173,671	156,450	486,540	488,426
Less: amortization and depreciation for revenue generating activities	179	299	877	1,006
Gross profit	$8,683	$11,751	$21,325	$30,074
Gross profit margin	4.8%	7.0%	4.2%	5.8%

Gross profit	$8,683	$11,751	$21,325	$30,074
Add: amortization and depreciation for revenue generating activities	179	299	877	1,006
Add: platform support costs(1)	5,384	5,043	16,326	15,447
Adjusted gross profit	$14,246	$17,093	$38,528	$46,527
Adjusted gross profit margin	7.8%	10.1%	7.6%	9.0%

Amortization and depreciation for revenue generating activities	$179	$299	$877	$1,006
Amortization and depreciation for sales, marketing, general and administrative activities	706	708	1,889	2,188
Total amortization and depreciation	$885	$1,007	$2,766	$3,194

Platform support costs(1)	$5,384	$5,043	$16,326	$15,447
Marketplace vendor costs(2)	168,287	151,407	470,214	472,979
Total cost of revenue (exclusive of amortization and depreciation)	$173,671	$156,450	$486,540	$488,426

(1)	We define platform support costs as costs to operate our revenue generating platforms that do not directly correlate with volume of sales transactions procured through our digital marketplace. Such costs include employee costs, data costs, platform hosting costs and other overhead costs.
(2)	We define marketplace vendor costs as direct costs charged by our hauling and recycling partners for services procured through our digital marketplace.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for each of the periods presented:

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Total revenue	$182,533	$168,500	$508,742	$519,506

Net (loss) income	$(8,453)	$(30,173)	$906	$(62,441)
Adjustments:
Interest expense	7,886	9,179	27,049	24,474
Related party interest expense	562	453	1,624	1,707
Interest earned	(32)	(5)	(91)	(11)
Income tax expense	102	16	222	49
Amortization and depreciation	885	1,007	2,766	3,194
Loss on extinguishment of debt obligations	-	9,348	8,782	18,234
Equity-based compensation	488	2,134	1,582	13,239
Gain on change in fair value of warrant liabilities	(528)	(3,354)	(13,997)	(2,885)
Gain on change in fair value of earn-out liabilities	-	(150)	(133)	(5,440)
(Gain) loss on change in fair value of derivatives	(5,717)	1,245	(3,697)	3,778
Executive severance charges	1,262	-	3,416	4,553
Gain on settlement of Management Rollover Bonuses	-	-	-	(26,826)
Gain on service fee settlements in connection with the Mergers	-	-	-	(6,996)
Other expenses(1)	538	1,116	2,154	2,019
Net loss (income) from discontinued operations	(226)	343	(56,896)	709
Adjusted EBITDA	$(3,233)	$(8,841)	$(26,313)	$(32,643)
Net (loss) income as a percentage of total revenue	(4.6)%	(17.9)%	0.2%	(12.0)%
Adjusted EBITDA as a percentage of total revenue	(1.8)%	(5.2)%	(5.2)%	(6.3)%

(1)	Other expenses primarily consist of foreign currency exchange gains and losses, taxes, penalties and gains and losses on sale of property and equipment.

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

In each fiscal year since the Company’s inception, we have incurred losses from operations and generated negative cash flows from operating activities. We also have negative working capital and stockholders’ deficit as of September 30, 2024. Our total current liabilities as of September 30, 2024, were $283.4 million. During the nine months ended September 30, 2024, we have net income attributable to the gain from the sale of the SaaS business which occurred in May 2024.

As of September 30, 2024, cash and cash equivalents totaled $1.3 million, accounts receivable totaled $84.4 million and unbilled accounts receivable totaled $57.5 million. Availability under our June 2023 Revolving Credit Facility, which provided the ability to borrow up to $90.0 million, was $0. The September 2023 Rodina Letter of Credit provides an additional $15.0 million borrowing base collateral under the facility. Our outstanding indebtedness includes the June 2023 Revolving Credit Facility, the June 2023 Term Loan, the Subordinated Term Loan and the convertible debentures, under which the principal of $73.5 million, $44.6 million, $21.3 million and $21.2 million, respectively, were outstanding as of September 30, 2024. Pursuant to the Cantor Sales Agreement, we may offer and sell up to $50.0 million of shares of Class A Common Stock through Cantor. However, it is uncertain how quickly Cantor will be able to sell such shares of Class A Common Stock at the price that we request to deliver additional liquidity to the Company.

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

The Company is currently exploring refinancing options, which are not yet finalized. We believe that additional capital will be needed to provide sufficient liquidity to meet the Company’s known liquidity needs for the next 12 months given that the June 2023 Revolving Credit Facility is scheduled to mature and the borrowings under the facility will become due and payable on the maturity date. However, while we believe the Company will be able to obtain additional capital through debt and equity financing, including sales of Class A Common Stock under the Cantor Sales Agreement, to the extent necessary, we have obtained no firm commitment from current or prospective investors to date and no assurance can be provided that such additional financing will be obtained at the level acceptable to the Company within the necessary timeframe, if at all. Failure to secure sufficient additional funding in a timely manner or at all will impact our liquidity, including its ability to service its debt and other liabilities, and may require us to modify, delay, or abandon some of our planned future expansion or development, or to otherwise enact additional operating cost reductions available to management, which could have a material adverse effect on our business, operating results, financial condition, and could force us to limit its business activities or discontinue its operations entirely.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months Ended
	September 30,
	2024	2023
	(in thousands)
Cash activities for continuing operations:
Net cash used in operating activities	$(53,310)	$(67,336)
Net cash used in investing activities	(292)	(260)
Net cash (used in) provided by financing activities	(23,676)	70,677
Net (decrease) increase in cash and cash equivalents	$(77,278)	$3,081

Cash activities for discontinued operations:
Net cash used in (provided by) operating activities	$(2,216)	$763
Net cash provided by (used in) investing activities	62,145	(490)
Net increase in cash and cash equivalents	$59,929	$273

Cash flows used in operating activities

Net cash used in operating activities for continuing operations decreased by $14 million to $53.3 million for the nine months ended September 30, 2024, compared to $67.3 million for the nine months ended September 30, 2023. The decrease in cash used in operating activities was driven by:

●	an $9.0 million increase in non-cash gains and losses, primarily attributable to a $11.1 million net increase from gain/loss on change in fair value of warrants, $7.5 million net increase from gain/loss on change in fair value of derivatives and a $11.7 million favorable decrease in equity based compensation, partially offset by $5.3 million net decrease in gain on change in fair value of earn-out liabilities, $26.8 million decrease in settlement of accrued incentive compensation, a $7.0 million net decrease in gain on service fee settlement in connection with the Mergers, and a $0.2 million decrease in depreciation;

●	a $10.7 million favorable increase attributable to changes in operating assets and liabilities, primarily driven by a decrease in account receivable by $22.4 million, an increase in contract assets by $32.5 million, and by a decrease in operating lease liabilities of $0.6 million, partially offset by an unfavorable increase in prepaid expenses by $6.2 million, an accrued expenses increase by $34.7 million, contract liabilities increase by $0.1 million, and accounts payable increase by $41 million; and

●	a $5.7 million decrease due to change from a $56.0 million net loss from continuing operations for the nine months ended September 30, 2024, compared to a $61.7 million net loss from continuing operations for the nine months ended September 30, 2023.

Net cash provided by operating activities for discontinued operations decreased by $3.0 million to a negative $2.2 million for the nine months ended September 30, 2024, compared to a positive $0.8 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities was because the Company’s cash flows only included the activities from April 1, 2024, through May 7, 2024, of the discontinued operations before it was disposed in May 2024.

Cash flows provided by or used in investing activities

Net cash used in investing activities for continuing operations for the nine months ended September 30, 2024, remained relatively unchanged compared to the nine months ended September 30, 2023.

Net cash provided by investing activities from discontinued operations increased by $62.6 million to $62.1 million for the nine months ended September 30, 2024, compared to net cash used in investing activities from discontinued operations of $0.5 million for the nine months ended September 30, 2023. The increase was due to the $62.0 million of cash proceeds from sale of the SaaS business for the nine months ended September 30, 2024, compared with no similar activity for the nine months ended September 30, 2023.

Cash flows from financing activities

Net cash used in financing activities was $23.7 million for the nine months ended September 30, 2024, and net cash provided by financing activities was $70.7 million for the nine months ended September 30, 2023. Net cash used in financing activities, for the nine months ended September 30, 2024, resulted from the proceeds from issuance of Series A preferred stock for $20.0 million and $2.3 million of borrowings on the line of credit, and offset by $45.2 million of debt repayment on debt obligations and $0.4 million in equity issuance costs. Net cash provided by financing activities, for the nine months ended September 30, 2023 include proceeds from long-term debt of $86.2 million, related party debt of 14.5 million, borrowing on the line of credit of $13.6 million and proceeds from issuance of common stock of $24.8 million, and offset by repayments of long term debt of $53.5 million, payment of financing costs of $13.9 million and RSU taxes of $1.1 million.

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

Debt

On December 14, 2018, we entered into a $60.0 million “Revolving Credit Facility” secured by all assets of the Company including accounts receivable, intellectual property, and general intangibles. The Revolving Credit Facility’s maturity was December 14, 2023 and bore an interest rate of SOFR plus 5.60%. On February 7, 2023, the we entered into an amendment to the Revolving Credit Facility, which (i) increased the maximum borrowing amount to $75.0 million and (ii) amended the interest rate to between 4.8% up to SOFR plus 4.9%. On March 22, 2023, we entered into another amendment which included (i) a modification of the maturity date and (ii) a lender’s consent to an amendment to the Subordinated Term Loan agreement. The borrowing under Revolving Credit Facility was fully paid and terminated on June 7, 2023. Concurrently, we entered into a $90.0 million “June 2023 Revolving Credit Facility” with a maturity date of the earlier of (i) June 7, 2026 or (ii) 90 days prior to the maturity date of the June 2023 Term Loan. The June 2023 Revolving Credit Facility bears an interest rate of SOFR plus 4.25% (9.7% as of September 30, 2024). The June 2023 Revolving Credit Facility later entered into two amendments on December 5, 2023, where the calculation methodology of the borrowing base collateral was modified, and on May 7, 2024, where (i) the lender consented to the SaaS Business sale and (ii) we agreed to make a partial prepayment of $11.4 million upon close of the sale of SaaS Business. On September 22, 2023, our borrowing base collateral under the facility increased by $15.0 million due to a standby letter of credit issued by an entity affiliated with Andres Chico and Jose Miguel Enrich with an expiration date of the September 30, 2024 and an automatic renewal option for one additional year through September 30, 2025. As of September 30, 2024, our total outstanding borrowings under the Line of Credit were $73.5 million and no amount remained available to draw, after accounting for all the changes discussed above. The June 2023 Revolving Credit Facility is subject to certain financial covenants.

On March 29, 2019, we entered into a $20.0 million “Term Loan” agreement and subsequently upsized it to $60.0 million and bore an interest rate of LIBOR plus 9.5% with a maturity date of the earlier of March 29, 2024, or the maturity date of the Revolving Credit Facility, which was later extended to May 23, 2024 through an amendment on May 19, 2023. On November 18, 2022, we entered into an amendment to the Term Loan agreement which incurred an additional $2.0 million fee, and beginning on April 3, 2023, an additional $0.15 million fee accrued to the principal balance of the Term Loan each week thereafter until the Term Loan was fully repaid. On February 7, 2023, we entered into another amendment, which (i) amended the interest rate to SOFR plus 9.6% and (ii) required us to make a prepayment of $10.3 million, which was paid on February 7, 2023, resulting a $0.8 million loss on extinguishments of debt obligations recorded on the accompanying condensed consolidated statements of operations. On June 7, 2023, we fully prepaid the borrowing under the Term Loan in the amount of $40.5 million and terminated the facility, resulting a $2.5 million of a loss on extinguishment of debt obligations on the statement of operations for the year ended December 31, 2023.

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

On June 7, 2023, we entered into a $75.0 million “June 2023 Term Loan” agreement with a maturity date of the earlier of (i) the scheduled maturity date of June 7, 2025, and (ii) the maturity date of the June 2023 Revolving Credit Facility. The June 2023 Term Loan bears an interest rate of the prime rate plus a margin of 8.75% or 8.25% with conditions. As of September 30, 2024, the applicable interest rate of the June 2023 Term Loan was 16.75%. At the time of any repayment of the June 2023 Term Loan, we are required to pay a fee in the amount of 12.0% of the principal repaid. On May 7, 2024, we entered into an amendment to the June 2023 Term Loan agreement, where (i) the lender consented to the sale of SaaS Business and (ii) the Company agreed to make a partial prepayment of $45.6 million upon close of the SaaS Business sale. On May 15, 2024, we executed a side letter with one of the three lenders of the June 2023 Term Loan, with additional non-financial covenants for certain time-based milestones in relation to potential transactions we may enter into in future periods, and interest rate (including cash interest and paid-in-kind interest) was capped at 14%.

On February 1, 2023, we issued convertible debentures to certain third parties for a total principal amount of $1.4 million and a total net proceeds of $1.2 million (the “Third Party Convertible Debentures”) with a maturity date of August 1, 2024, and accrue interest at the rate of 6.0% per annum. On June 2, 2023, we entered into an amendment to the Third Party Convertible Debentures, with the exception of the three debentures, for which the amendment was executed on July 31, 2023. The amendment extended the maturity date to December 1, 2026. On February 1, 2023, we issued a convertible debenture to Guardians of New Zealand Superannuation (the “NZ Superfund”), a then beneficial owner of greater than 10% of the issued and outstanding Class A Common Stock and Class V Common Stock, for a total principal amount of $5.1 million and the total net proceeds of $4.5 million (the “NZ Superfund Convertible Debenture”). The NZ Superfund Convertible Debenture had a maturity date of August 1, 2024, and accrued interest at the rate of 8.0% per annum. On June 2, 2023, we entered into an amendment to the NZ Superfund Convertible Debenture, which extended the maturity date to December 1, 2026, and modified the interest rate it bears to 14.0%.

Refer to “Recent Developments” section above for discussions on amendments on May 7, 2024 to debt agreements.

The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $7.8 million and $9.6 million for the three months ended September 30, 2024, and 2023, respectively. The total interest expense related to the Revolving Credit Facilities, Term Loan Facilities, and Convertible Debentures was $27.1 million and $26.2 million for the nine months ended September 30, 2024, and 2023, respectively.

See Note 5 – Debt and Note 9 – Warrants to our unaudited interim condensed consolidated financial statements included elsewhere in this report for a more detailed description of our indebtedness.

We do not have any special purpose entities and we do not engage in off-balance sheet financing arrangements.

Other Financing Arrangements

On November 30, 2022, we entered into the YA Warrant, which is exercisable at a price of $0.0008 per share for a number of shares of Class A Common Stock equal to $20.0 million, subject to certain adjustments pursuant to the terms set forth therein. We received approximately $6.0 million in proceeds from the issuance of the YA Warrant. During the three months and nine months ended September 30, 2024, the Company issued 2,987,639 and 7,092,436 shares of Class A Common Stock for partial exercise of the YA Warrant, respectively. On February 28, 2024, the number of shares of Class A Common Stock the YA Warrant is exercisable for was fixed, and as of September 30, 2024, 11,000,000 shares of Class A Common Stock remained to be exercised. For more information regarding the YA Warrant, see Note 9 – Warrants and Note 9 – Yorkville SPA, to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

On September 5, 2023, we entered into the Cantor Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time through Cantor, shares of Class A Common Stock for aggregate gross proceeds up to $50.0 million. Pursuant to the Cantor Sales Agreement, Cantor may sell shares of Class A Common Stock in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act. We have no obligation to sell any shares of Class A Common Stock under the Cantor Sales Agreement. Cantor will act as sales agent and use commercially reasonable efforts to sell on our behalf all of the shares of Class A Common Stock requested to be sold by us. Under the terms of the Cantor Sales Agreement, we have agreed to pay Cantor a commission equal to 3.0% of the aggregate gross proceeds from any shares of Class A Common Stock sold pursuant to the Cantor Sales Agreement. The Cantor Sales Agreement will remain in effect until the aggregate gross proceeds of our sales of shares of Class A Common Stock reach $50.0 million in total unless terminated pursuant to the terms of the Cantor Sales Agreement. We did not sell any shares of Class A Common Stock under the Cantor Sales Agreement through September 30, 2024.

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

On September 27, 2024, we entered into a Side Letter to Palantir agreement (the “Side Letter to Palantir”) with MBI Holdings, LP (the “Buyer”). Pursuant to the Side Letter to Palantir, we agreed to issue and sell to the Buyer Convertible Preferred Security with purchase price of $3.8 million in exchange of the Buyer settling the outstanding payable the Company due to Palantir Technologies Inc. (“Palantir”) (see “Recent Developments”).

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

Our agreement with a certain PIPE Investor includes an amended term through December 31, 2024. The agreement was subsequently amended and provides us with the option, in our sole discretion, to settle the $7.5 million of fees scheduled to become due through June 2024 (i) in cash or (ii) Class A Common Stock if we satisfy certain conditions as defined within the amended agreement. During the nine months ended September 30, 2024, the Company issued 10,669,485 shares of Common Stock to the PIPE Investor to settle $7.1 million of the fee for the subscription from October 1, 2023 to March 31, 2024. On September 27, 2024, the Company entered into a Side Letter to Palantir agreement (the “Side Letter to Palantir”) with MBI Holdings, LP (the “Buyer”). Pursuant to the Side Letter to Palantir, the Company agreed to issue and sell to the Buyer Convertible Preferred Security with purchase price of $3.8 million in exchange of the Buyer settling the outstanding payable the Company due to Palantir. The Palantir Agreement shall automatically expire and terminate in their entirety and shall be of no further force or effect as of December 31, 2024, contingent solely upon the timely payment in full of the updated payment as set forth in the Side Letter to Palantir (see Note 11 to our unaudited interim condensed consolidated financial statements). Accordingly, the liability to Palantir shall be released. The outstanding balance of the liability to Palantir as of September 30, 2024 is $6.1 million.

See Note 17 – Related party transactions, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding our software services subscription agreement with the PIPE Investor.

In 2023, we settled with certain Rubicon Management Rollover Holders a portion of the accrued management rollover consideration and the Company agreed to make quarterly cash payments to these Rubicon Management Rollover Holders through December 31, 2026, of which $1.7 million is coming due in the next 12 months as of September 30, 2024 and $2.2 million thereafter. See Note 6 – Accrued expenses and Note 16 – Commitments and Contingencies, to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information regarding this settlement.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024. Our certifying officers concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

Our certifying officers concluded that the Company did not have an effective internal control over the review of the complex transactions related to the equity and complex technical accounting matters related to warrants due to the lack of sufficient and effective review processes. The material weakness resulted in a restatement of our financial statements as described in the Explanatory Note to the amendment to the Company’s Annual Report on Form 10-K filed on May 20, 2024; and resulted in the revision of our condensed consolidated financial statements (unaudited) as of and for the quarter ended March 31, 2024 in the accompanying condensed consolidated financial statements (unaudited) as of and for the quarter ended September 30, 2024. Furthermore, the control deficiencies described above have resulted in delays and untimeliness in our required financial statement filings and created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are or may be involved in various legal or regulatory proceedings, claims or purported class actions related to alleged infringement of third-party patents and other intellectual property rights, commercial, corporate and securities, labor and employment, wage and hour and other claims. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. See “Note 16—Commitments and Contingencies” in the notes to the accompanying condensed consolidated financial statements for information about certain legal matters.

Item 1A. Risk Factors

As of the date of this quarterly report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our 10-K Annual Report as filed with the SEC on March 28, 2024, and (ii) the 10-Q Quarterly Reports filed with the SEC on May 20 and August 21, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Except as previously disclosed in a Current Report on Form 8-K or as disclosed below, no unregistered sales of the Company’s equity securities were made during the fiscal quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibits	Filing Date
10.1	Separation Agreement, dated June 27, 2024.	Form 8-K		10.1	July 1, 2024
10.2	Employment Agreement, dated June 27, 2024.	Form 8-K		10.2	July 1, 2024
10.3	Shareholder Letter, dated July 1, 2024.	Form 8-K		10.3	July 1, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rubicon Technologies, Inc.

Date: November 22, 2024	By:	/s/ Grant Deans
Grant Deans
Interim Chief Executive Officer